Form 10QSB
period 1996-05-31
LANDMARK INTERNATIONAL INC
filed 1997-03-12
CIK 949113

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549  FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended May 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-26578

                                          LANDMARK INTERNATIONAL, INC.
          (Exact Name of Small Business Issuer as specified in its Charter)


            Nevada                                                   33-0662114
(State or other Jurisdiction of                                 I.R.S. Employer
Incorporation or Organization                               Identification No.)


         4400 MacArthur Boulevard, Suite 635, Newport Beach, California  92660
                       (Address of principal executive offices)    (Zip Code)

                                                 (714) 476-1990
                                           (Issuer's telephone number)


         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                                         11,100,000
----------------------------------                        ---------------------
Title of Class                                      Number of Shares outstanding
                                                                 at May 31, 1996


No exhibits included.

                                                     PART I.
Item 1.  FINANCIAL STATEMENTS

                                   LANDMARK INTERNATIONAL, INC. AND SUBSIDIARY
                                           CONSOLIDATED BALANCE SHEETS
                                                     ASSETS
                                                                                  May 31,         August 31,
                                                                                   1996              1995
CURRENT ASSETS:
    Cash                                                                     $         693     $          --
    Accounts Receivable, (less allowance for
        for doubtful accounts of $7,960 and
        allowance for sales returns and
        discounts of $1,600)                                                        77,150           149,648
    Employee Advances                                                               65,141             2,691
             TOTAL CURRENT ASSETS                                            $     142,984     $     152,339
PROPERTY AND EQUIPMENT
    Furniture & Equipment                                                    $       8,243     $       1,880
    Office Equipment                                                                 1,880             8,243
        Total Depreciable Property                                                  10,123            10,123
             Less:  Accumulated Depreciation                                         2,476             (958)
             NET PROPERTY AND EQUIPMENT                                      $       7,647     $       9,165
OTHER ASSETS
    Deposits                                                                 $       4,000     $       4,000
    La Mirage Investment                                                                 0         2,010,013
    Note Receivable Mesa Valley LLC                                              3,712,000
    Prepaid Expenses                                                                90,910            90,910
    Prepaid Barter Exchange                                                        909,090           909,090
    Certificate of Deposit                                                         950,000                --
             TOTAL OTHER ASSETS                                              $   5,666,000     $   3,014,013
TOTAL ASSETS                                                                 $   5,816,631     $   3,175,517
                                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Cash overdraft                                                           $          --     $      14,483
    Accounts Payable & Accrued Expenses                                             55,669            19,188
    Wages Payable                                                                                     12,558
    Federal Income Taxes Payable                                                    29,857             5,059
    State Income Taxes Payable                                                      13,512             3,493
    Officers Compensation Payable                                                   32,500             5,000
    Payroll Taxes Payable                                                          127,482            86,326
             TOTAL CURRENT LIABILITIES                                       $     259,020     $     146,107
        LONG TERM LIABILITIES
             Deferred interest on Mesa Valley
             LLC Note Receivable                                                   512,000                --
TOTAL LIABILITIES                                                            $     771,020     $     146,107
STOCKHOLDER'S EQUITY Capital Stock:
        Common Stock ($.001 Par Value, 50,000,000
             shares authorized and 11,100,000 and
             10,820,000 shares issued and outstanding)                             $11,100           $ 10,820
        Preferred Stock ($.001 Par Value, 10,000,000
             shares authorized and 480,000 shares
             issued and outstanding)                                                   480               480
        Total Capital Stock                                                  $      11,580     $      11,300







                                   LANDMARK INTERNATIONAL, INC. AND SUBSIDIARY
                                           CONSOLIDATED BALANCE SHEETS

CONTINUED


        Additional Paid In Capital:
             Common Stock                                                    $   2,363,800     $   2,664,080
             Preferred Stock                                                     2,599,520         1,599,520
        Total Additional Paid In Capital                                     $   4,963,320     $   4,263,600
        Services Receivable for Common Stock                                                     (1,250,000)
        Retained Earnings                                                           70,711             4,510
TOTAL STOCKHOLDER'S EQUITY                                                   $   5,045,611     $   3,029,410
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $   5,816,631     $   3,175,517

                                                        3


                   LANDMARK INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       For the Nine    For the Nine    For the Three   For the Three
                                                                       Months Ended    Months Ended    Months Ended    Months Ended
                                                                          May 31,        June 30,         May 31,        June 30,
                                                                           1996            1995            1996            1995
SALES                                                                   $    331,740   $     420,953   $      21,211   $    176,809

OPERATING EXPENSES:
   Selling, General & Administrative                                         417,358         413,467         117,418        146,506

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME
   TAXES                                                                    (85,618)           7,486        (96,207)         30,303

GAIN ON SALE OF LAND                                                         189,987                         189,987

INCOME (LOSS) BEFORE INCOME TAXES                                            104,369           7,486          93,780         30,303

PROVISION FOR INCOME TAXES                                                    38,168              --          35,596             --

NET INCOME (LOSS)                                                       $     66,201   $       7,486   $      58,184   $     30,303

Net Income (Loss) Per Share                                             $        nil   $         nil   $         nil   $        nil

Weighted Average Number of Shares Outstanding                          10,914,725      10,000,000      11,100,000     10,000,000

                                                                  4



                   LANDMARK INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       For the Nine    For the Nine    For the Nine    For the Nine
                                                                       Months Ended    Months Ended    Months Ended    Months Ended
                                                                          May 31,        June 30,         May 31,        June 30,
                                                                           1996            1995            1996            1995
NET CASH FLOW FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                       $     66,201   $       7,486   $      58,184   $     30,303

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation                                                                1,518             541             506
   (Increase) Decrease in Receivables                                         72,498        (64,468)          55,609        (1,518)
   (Increase) Decrease in deposits                                                           (4,000)                        (4,000)
   (Increase) in Employee Advances                                          (62,450)         (4,418)        (54,368)        (3,967)
   Increase in Payables                                                      112,913          78,270          84,565         22,394

   TOTAL ADJUSTMENTS                                                    $    124,479   $       5,925   $      86,312   $     12,909

NET CASH FLOW FROM OPERATING ACTIVITIES:                                $    190,680   $      13,411   $     144,496   $     43,212

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of Equipment                                                                     (8,773)                        (3,120)

   La Mirage Investment                                                    2,010,013                       2,010,013
   Note Receivable - Mesa Valley LLC                                     (3,712,000)                     (3,712,000)
   Deferred Interest - Mesa Valley Note                                      512,000                         512,000
   Additional Paid-in Capital                                              1,000,000                       1,000,000
   Issuance of Shares in Recapitalization                                                     22,400
   Bank Overdraft                                                                                             13,054
   Certificate of Deposit                                                  (950,000)                       (950,000)
   Common Stock Sales                                                        950,000                         950,000

CASH FLOWS FROM FINANCING ACTIVITIES                                    $  (189,987)   $      22,400   $   (189,987)   $   (13,054)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    $693            $27,038         $45,491        $27,038

CASH AND CASH EQUIVALENTS, BEGINNING                                    $              $               $      46,184   $

CASH AND CASH EQUIVALENTS, ENDING                                       $        693   $      27,038   $         693   $     27,038

                                                                  5

                               LANDMARK INTERNATIONAL, INC. AND SUBSIDIARY
                                          NOTES TO FINANCIAL STATEMENTS
                                                  MAY 31, 1996

NOTE 1 - ORGANIZATION

           Landmark International, Inc. (the "Company"), through its wholly-owned California subsidiary, STM
           Communications, Inc., provides marketing and customer service for long distance and local telephone carriers.

           The Company reincorporated in Nevada on October 27, 1994, by merger into a wholly-owned Nevada subsidiary. This subsidiary was organized under the laws of the State of Delaware under the name Envirodynamics, Ltd. on October 5, 1994, and is the successor by domestication under Delaware law to Envirodynamics, Ltd. which was incorporated in the Isle of Man on January 28, 1988 under the name Vinyltex Limited, which changed its name to Envirodynamics, Ltd. on January 23, 1989, and reincorporated in the Turks and Caicos on January 10, 1992.

           STM Communications, Inc. effected a reverse merger with Landmark International, Inc. on October 27,
           1994. For financial reporting purposes, the shares issued by Landmark International, Inc. are considered outstanding since the date of incorporation of the Company, and the shares retained by the stockholders of Landmark International, Inc. are reflected as consideration issued to consummate the reverse acquisition.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

           Principles of Consolidation

           The accompanying financial statements include the accounts of Landmark International, Inc. (Parent)
           and STM Communications, Inc. (Subsidiary). Intercompany balances and transactions have been eliminated in consolidation. 10,000,000 shares of Landmark International, Inc. were exchanged for
           10,000,000 shares of STM Communications, Inc. It is accounted for under the pooling of interest method. The Company, nor its subsidiary, had any activity prior to the merger. These financial statements reflect all activity of STM Communications, Inc. since its inception.

           Fiscal Year

           The Company's fiscal year ended August 31st of each year.

           Revenue Recognition

           Revenues from sales are recognized at the time orders are verified by the long distance or local carrier. The effect of future returns or refunds are reserved for at the time sales are recognized. The reserve represents management's estimate base don historical experience and other relevant factors.

           Property

           Property is recorded at cost and is depreciated using the straight line method over the estimated useful lives of the related assets, generally five to seven years. Accelerated depreciation methods (MACRS) are used for tax purposes.

           Net Earnings Per Share of Common Stock

           Primary net earnings per share are computed by dividing net earnings by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period. The 480,000 shares of Series "A" preferred stock is convertible to Common Stock and is treated as a Common Stock equivalent and is included in the primary earnings per share.

           Basis of Accounting

           The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (GAAP). GAAP requires the use of some estimates, namely in the area of bad debt allowances, useful lives of depreciable assets, valuation allowances for deferred tax assets based on future taxable income, and sales return allowances. Actual results could be different that the estimates used in these financial statements.

NOTE 3 - CONCENTRATION OF CREDIT RISK & SIGNIFICANT CUSTOMERS

           The Company's customers are generally located in the Southwestern region of the United States. The Company is paid by the telephone company providing the actual service to its customers. Forty percent (40%) of the Company's sales are with Pacific Bell and forty percent (40%) with GTE telephone companies. In the case of a downturn in the economy, or the loss of one of its major customers currently under contract, the effect on sales and operations is unknown.

NOTE 4 - LEASES

           Leases - Rent was paid on a month-to-month basis at $2,000 per month until May 1995. Beginning on June 1, 1995, a two year lease was signed for office space at $2,000 per month for two years. Future minimum rental payments are as follows:

                                 Fiscal Year Ending               Amount
                                 ------------------               ------
                                 August 31, 1996                  $24,000
                                 August 31, 1997                   18,000
                                 August 31, 1998                        0
                                 August 31, 1999                        0
                                 August 31, 2000                        0
                                      Total                       $42,000

NOTE 5 - OUTSIDE SERVICES

           Outside services are operating expenses incurred with independent contractors.

NOTE 6 - PAYROLL TAXES

           Payroll Taxes Payable - Due to the start-up nature of the Company, payroll taxes were not timely paid. Appropriate penalties and interest have been included in the financial statements.

NOTE 7 - STOCKHOLDER'S EQUITY

           Merger

           On October 27, 1994 STM Communications, Inc. effected a reverse merger with Landmark
           International, Inc. (a publicly held company), reincorporated in the State of Nevada. In connection with the merger, Landmark International, Inc. issued 7,500,000 shares (75% of all outstanding common shares) of $.001 par value Common Stock to a third party.

           Apartment Building

           On  August 8,  1995,  the  Company  purchased  land and an  apartment complex, La Mirage Apartments, for investment purposes. The transaction exchanged Landmark International, Inc. 120,000 shares of Common Stock plus 480,000 shares of Preferred Stock. The 600,000 shares were to be valued at $5.00 per share for a total value of $3,000,000. However, through independent appraisal, it was determined that the apartment building and land before any renovation has a fair market value of $2,000,000. The $2,000,000 fair market value, which is lower than the cost of $3,000,000, is used for financial reporting purposes. There were additional fees of $10,013, paid in cash, which were capitalized. This property was sold in the quarter for gain of $189,987.

           The 480,000 shares of Series "A" Preferred Stock is convertible to $2,400,000 of Common Stock (480,000 shares at $5 per share) within one year of August 8, 1995 at the option of the Company, or any time after August 8, 1996 at the option of the holder.

           Carlsbad Renovation Project

           On August 29, 1995, the Company entered into a stock for future services transaction. This called for Carlsbad Enterprises, Inc. to provide renovation on the La Mirage property. The Company issued
           500,000 shares of Common Stock at $2.50 per share totalling $1,250,000. Since this is for future services, this transaction is treated as a subscription for stock and a reduction in the stockholder's equity section until such a time the services are provided. An independent appraisal shows this renovation added to the La Mirage Apartments will raise the fair market value of the project to $3,100,000.

           Landmark has entered into a Letter of Intent to sell the La Mirage complex. It is in the interest of management to seek a buyer for the property.

           Sale of Shares

           On February 29, 1996 the Company sold 380,000 shares of stock for $950,000, paid in a certificate of deposit for that amount.

           MBCI Script

           On August 31, 1995, the Company entered into an agreement with Merchants Business Card International (MBCI), an International Asset Intermediary (barter exchange, whereby goods and services are sold for MBCI Script on a dollar for dollar basis). The agreement called for the Company to purchase $909,090 in MBCI Script, plus $90,910 service and rate fee, in exchange for $1,000,000 of Landmark International, Inc., restricted Common Stock (200,000 shares).

Item 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
 OPERATIONS AND
                           FINANCIAL CONDITION

           The Company did not have significant operations until the acquisition of STM Communications, Inc. in October 1, 1994. The information provided for the nine months ended June 30, 1995 includes only five months of operations.

Revenues

           Revenues were $21,211 and $331,740, respectively in the three and nine months ended May 31, 1996, compared to $176,809 and $420,953 for the three and nine months ended June 30, 1995 and represent revenue from marketing. Revenue is based on the volume of sales of the telecommunications products sold by the Company for its customers and revenue is directly related to the number of sales personnel employed by the Company. In the quarter ended May 31, 1996 the Company's major customers had minimal activity so the Company's revenues were adversely affected. Revenue levels have returned to their historical levels. As of May 1996 the Company has 12 sales representatives. Revenue growth in the future is expected to be dependent upon sufficient funding to hire new sales personnel. The Company's customers pay 60-90 days after invoicing by the Company. Management believes it could increase sales personnel and revenue several fold if it had sufficient capital to carry the resulting overhead for 60-90 days. The Company is seeking to raise funds through a private placement, but there can be no assurance any placement will be successful.

Operating expenses

           In the three and nine months ended May 31, 1996 operating expenses were $166,094 and $299,940, respectively, compared to $117,418 and $417,350 for the three and nine months ended June 30, 1995, resulting in losses from operations of $(96,207) and $(85,610) in 1996 respectively, and losses in the 1995 periods. The losses in 1991 were due to a lack of revenue to offset the burden of fixed costs. The largest component of operating expenses are employee salaries, which (exclusive of officers' pay) are generally 48% of revenues. This percentage is expected to stay relatively constant regardless of the Company's operations. Outside services represent consultants or outside service providers. These services are expected to remain constant regardless of revenues. Legal and accounting expenses are expected to remain constant or be reduced since a large portion of these expenses relate to the Company's commencement of its reporting obligations. Due to the start up nature of the Company, payroll taxes were not timely paid, and penalties have been included in the operating expenses.

Liquidity

           The Company has no sources of liquidity other than operations or potential private placements of its securities. No placement has been arranged as of February 1996. There are no commitments for capital expenditures. The Company's business is not seasonal. The Company has obtained a $909,090 credit toward barter in goods or services from Merchants Business Card International, in exchange for 200,000 shares of Company common stock. The Company anticipates that it will be able to obtain a portion of the goods or services it may require in the future from MBCI, by using this barter credit.

                                           PART II.  OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

                   None

Item 2.            CHANGES IN SECURITIES

                   None

Item 3.            DEFAULTS UPON SENIOR SECURITIES

                   None

Item 4.            SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                   None

Item 5.            OTHER INFORMATION

                   None

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

                   (a)   Exhibits - None

                   (b)       Reports on Form 8-K: None

                                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 25, 1996                                   By:/s/ William J. Kettle
                                                         ---------------------
                                                              William J. Kettle
                                       President (Chief accounting and financial
                                            officer and duly authorized officer)