Form 10KSB
period 1998-08-31
LANDMARK COMMUNICATIONS INC/NV
filed 1999-09-15
CIK 949113

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED AUGUST 31, 1998

                        LANDMARK INTERNATIONAL, INC.
                (Name of small business issuer in its charter)

          Nevada                     0-26578                  33-0662114
(State or other jurisdiction of    (Commission            (I.R.S. Employer
incorporation or organization)       File No.)            Identification No.)

1720 East Garry Avenue, Suite 201, Santa Ana, California 92705
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (949) 475-4500

Securities registered pursuant to Section 12(b) of the Act: NONE

Name of each exchange on which registered: NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.001 PAR VALUE (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No ...

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $397,363

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $373,413.30 computed by reference to the average bid and asked price of such common equity, as of August 31, 1998, was $0.044

The number of shares outstanding of the issuer's common stock, as of August 31, 1998 was 19,986,666.

DOCUMENTS INCORPORATED BY REFERENCE: Initial Form 10-SB filed with the
Commission.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.




                         FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TOCONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.


                              PART I

Item 1.  Description of Business.

Overview

Within the past ten years the telecommunications industry has experienced rapid technological advances. The single most important technological advance is the advent of digital fiber optic and microwave transmission facilities. Digital facilities provide higher quality lower cost transmission of long distance calls as compared to the older analog technology. The rapid development digital technology brought on a surge in construction of long distance digital facilities by the RBOC's and several IXC's. As a result of increased capacity and decreased cost, the RBOC's and IXC's who installed digital transmission facilities began selling excess capacity wholesale to other smaller IXC's. This over capacity has provided the IXC's in the second and third tier an opportunity to offer long distance service equal in quality to that provided by the first tier at competitive rates.

The competition for customers between IXC's has intensified since the AT&T divestiture. Competition is based primarily on price. It is anticipated that with the potential entry of IXC's into the intraLATA market, and the entry of LEC's into interLATA long distance market, competition will further increase. Print, television, and radio advertising, as well as telemarketing are critical to the IXC's in competing for new customers. Although the largest IXC's maintain their own telemarketing departments, many do not have the expertise or flexibility to operate telemarketing departments, or cannot do so on a basis, which is cost effective.

The company has entered into contracts with Pacific Bell and GTE to act as such firm's non-exclusive sales representatives in the Southern California counties of Los Angeles, Orange, San Bernardino, San Diego Imperial, Ventura, and Santa Barbara. Under these contracts, the Company seeks to enroll business customers of Pacific Bell or GTE in such firms' value added telecommunications services such as offsite conferencing, telephone call forwarding, call waiting, voice mail, and telephone answering. A flat fee compensates the company for each service purchased by the customer, as well as a residual based on the revenue derived by Pacific Bell or GTE on the contract. The customer's net price for each service is the same whether it deals through the Company or directly with Pacific Bell/GTE.

The Company believes, based on discussions with Pacific Bell and GTE management that Pacific Bell and GTE have outsourced a portion of their marketing to the Company due to the Company's lower cost structure and the Company's ability to respond to changes in marketing strategy, or experiment with marketing strategy, faster than the marketing departments of their clients. As a result, the Company's involvement enables Pacific Bell and GTE to better respond to the competitive telephone environment. The company is seeking to enter into agreements to market long distance services in the future with various other IXC's, but there can be no assumption that such contracts will be obtained. In the year ended August 31,1998, the Pacific Bell and GTE contracts together accounted for approximately 98% of the Company's revenues.

Telemarketing

Telemarketing includes telephone-based direct sales programs, customer service programs and consumer research. The ability to implement large scale, professional telemarketing programs has improved dramatically over the past ten years with the development of sophisticated call and data management systems, including specialized computer software, predictive dialers, automatic call distributors and digital switches. Industry sources estimate that telemarketing expenditures in 1997 were $73 billion, and the industry continues to experience substantial growth. The telemarketing industry is highly fragmented and most independent telemarketers are small, single facility operations. There are a large number of telemarketing operations in the United States, although the Company believes that less than 1,000 are independent telemarketing companies such as SITEL.

The advantage of telemarketing include high response rates, low cost per transaction, direct interaction with customers and on-line access to detailed customer or product information to immediately respond to customer inquires. Significantly, even when a customer chooses not to make a purchase, telemarketing often permits the client to learn more about the customer's decision-making process and to update customer information in the client's database. As a result of these advantages, telemarketing has become one of the fastest growing forms of direct marketing. According to Direct Magazine, approximately 45% of direct marketers expect to increase spending on telemarketing in 1998.

With the proliferation of toll-free 800 numbers, the telephone is becoming the principal means of providing customer service. Professional telemarketers make extensive use of computer technology to quickly access specific customer and product information necessary to successfully address customer inquires. Customers find the immediate response available via the telephone a great convenience, while clients are able to gain important customer feedback and update their customer databases during most service calls. The Company believes large corporations will continue to find new ways of enhancing customer service through telemarketing programs.

Increasingly, large corporations are outsourcing their telemarketing activities as part of an overall effort to focus internal resources on their core competencies while improving operating efficiencies and reducing costs. The Company also believes that the trend towards increased regulation of telemarketing is another reason corporations are seeking outsourcing relationships with independent telemarketers.

Outbound Sales. Outbound telemarketing refers to direct sales activities that commence when the Company places call to parties targeted by the client to offer products or services or to obtain information. In most instances, the Company receives customer data electronically from its clients. These files have been selected to match the demographic profile of the targeted customer for the product or service being offered and contain each targeted customer's name, address, phone number and other relevant data. The Company's data management system sorts the records and electronically and assigns them to one of its outbound call centers. Telephone calls are controlled by computerized call management systems that utilize predictive dialers to automatically dial the telephone numbers in the files, determine if a live connection is made and present connected calls to a telephone service representative who has been trained for the client's program. When a call is presented, the customer's name, other information about the customer and the program script simultaneously appear on the service representative's computer screen. The service representative then uses the script to solicit an order for the product or service or to request information that will be added to the client's database.

Inbound Customer Service. Inbound telemarketing is the process by which a call from a client's customer is received, identified, routed to a Company service representative and answered. The information and results of the call are captured and reported to the Company's clients for order processing, customer service and data management. Typically, a customer calls a toll-free "800" number to request product service information, place an order for an advertised product or service or obtain assistance regarding a previous order or purchase. To properly handle these functions, the Company will be required to utilize automated call distributors and digital switches to identify each inbound call by "800" number and immediately rout the call to a Company service representative trained for that program. Simultaneously with receipt of the call, the service representative's computer screen will display information pertinent to the call. For example, if the call is in response to a catalog sent to the customer, the service representative will be able to reference the catalog items and their prices on the computer screen.

Government Regulation

Telemarketing sales practices are regulated both federally, and at the state level. The Federal Telephone Consumer Protection Act of 1991 (the TCPA) prohibits telemarketing firms from imitating telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m. local time, and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the TCPA requires telemarketing firms to maintain a list of residential customers that have stated that they do not want to receive telephone solicitations and, thereafter, to avoid making calls to such customers' telephone numbers.

The federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the TCFAPA) broadly authorizes the Federal Trade Commission (the FTC) to issue regulations prohibiting misrepresentation in telemarketing sales. In August 1995, the e FTC issued new telemarketing sales rules. Generally, these rules prohibit misrepresentation regarding the cost, terms, restrictions, performance, or duration of products or services offered by telephone solicitation and otherwise specifically address other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments. The Company trains its telephone service representatives to comply with the TCPA and programs its call management system to avoid telephone calls during restricted hours or to individuals maintained on the Company's "do not call" list.

A number of states have enacted or are considering legislation to regulate telemarketing. For example, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be cancelled within three business days. Several states require telemarketers to obtain licenses and post bonds. The Company does not process card payments for any of its customers and does not currently operate in any states where these requirements are imposed. From time to time, bills are introduced in Congress which, if enacted, would regulate the use of credit information. The Company cannot predict whether this legislation will be enacted and what effect, if any, it would have on the telemarketing industry.

The telephone industry is also subject to government regulation, primarily by state public utility commissions. The Company relies on its clients and their advisers to develop the scripts to be used by the Company in making consumer solicitations. The Company has never been help responsible for regulatory noncompliance.

Subsidiaries

The company has one wholly owned subsidiary named Landmark Communications Inc. (a Nevada Corporation) that does business in the State of California as Landmark Long Distance Inc.

Employees

The company has 12 employees, including 4 in administration, and 8 in sales. The Company provides several days of classroom and hand-on training to new employees, and weekly training classes are mandatory for all sales employees. The Company considers its employee relations to be good.


Item 2.  Description of Property.

The Company leases 700 square feet of commercial office space at 1720 East Garry Avenue, Suite 201, Santa Ana, California 92705. The monthly rent is $700 on a one-year lease which expires in November. The Company expects to renew the lease as the same rent.


Item 3.  Legal Proceedings.

None


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.


                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's common stock has been traded in the over-the-counter market since 1995. It is currently is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board (symbol "LMKI") maintained by NASDAQ. The market for the Company's Common Stock has often been sporadic and limited.

The following table sets forth the high and low bid prices for the Company's common stock as reported by NASDAQ during the past two years and current year. The prices reflect interdealer quotations, without retail markup, markdown or commissions and may not represent actual transactions.

Quarter Ended		High Bid	Low Bid
8/31/95			5.0		5.0
11/28/95			5.5		5.0
2/29/96			4.375		3.5
5/31/96			4.75		4.25
8/31/96			4.125		4.0
11/30/96			3.875		3.344
2/28/97			1.25		0.063
5/31/97			0.132		0.063
8/31/97			0.125		0.063
11/30/97			0.063		0.01
2/28/98			0.031		0.031
5/31/98			0.031		0.031
8/31/98			0.063		0.025

As of August 31, 1998, the closing bid price of the Company's common shares was $0.031. As of August 31, 1998, there were 412 holders of record of the Company's shares.

No dividends have been declared with respect to the Company's common shares since inception. The Company is not likely to pay any dividends in the foreseeable future. The Company intends to reinvest any earnings in its operations.

The transfer agent for the Company's securities is Nevada Agency and Trust Company, 50 West Liberty Suite 880, Reno, Nevada 89501, 775-322-0626.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rate and general economic conditions. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to the factors cited above. As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

Results of Operations.

The Company's operating results have fluctuated in the past due to on again off again GTE sales promotions and may in the future fluctuate significantly, depending upon a variety of factors, including variability and length of the sales cycle associated with GTE's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the GTE and its competitors. An additional factor that may contribute to variability of operating results include the introduction of the company's new product offering - T-1's for internet access. So far sales have been good but the sales cycle is longer than expected. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse affect on the Company's business. As a result, variations in the timing and amounts of revenues could have a material adverse affect on the Company's quarterly operating results. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely decline.

Revenue.   Revenue totaled approximately $397,363 for the year ending August
31, 1998, a 39% increase over revenue of $285,200 for the year ending August 31, 1997. This increase reflects the improved effectiveness of the sales force in addressing sales promotion programs being offered by GTE for the past quarter.

Cost of Revenue.   Cost of revenue consists primarily of personnel costs to
maintain and operate the Company's T-1 network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue increased for the year ended August 31, 1998 was approximately $51,001, cost of revenue of $0 for the year ended August 31, 1997. This increase is attributable to the shift from reselling GTE services to exclusively and also selling T-1 services. In addition, the increase in cost of revenue to the overall growth in the size of the network and costs associated with operations. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base.

Sales Expense.   Sales expense consists primarily of personnel expenses,
including salary and commissions, and costs of for customer support functions. Marketing and sales expense was approximately $130,050 for the year ended August 31, 1998 and $159,751 for the year ended August 31, 1997. The $29,701 decrease in 1998 reflects a more streamlined and efficient sales organization and a shift from reselling GTE services to also selling T-1 services. Sales expense as a percentage of revenue decreased to 33% for the year ended August 31, 1998 from 56% in the year earlier as a result of the Company's product shift and improved efficiencies. The Company expects sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue.

General and Administrative Expense.   General and administrative expense
consists primarily of personnel expense, rent and professional fees. General and administrative expense was approximately $220,488 for the year ended August 31, 1998 and $188,200 for the year ended August 31, 1997. This increase in expense reflects a increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. General and administrative expense as a percentage of revenue declined to 55% for the year ended August 31, 1998 from 66% in the year earlier as a result of the Company's increased revenue. The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations, but to decline as a percentage of revenue.

Net Income Attributable to Common Stockholders. The Company's net loss attributable to common stockholders was approximately $11,119 for the year ended August 31, 1998 as compared to net loss approximately $50,955 for the year ended August 31, 1997.

The Company expects to focus in the near term on building and increasing its revenue base, which will require it to significantly increase its expenses for personnel, marketing, network infrastructure and the development of new services, and may adversely impact short term operating results. As a result, the Company believes that it will incur losses in the near term and we cannot assure you that the Company will be profitable in the future.

Financial Condition

To date, the Company has satisfied its cash requirements primarily through the debt financings and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease and debt financing obligations, and to finance and fund acquisitions. Net cash used by operations for the year ended August 31, 1998 was approximately $40,925 and the cash provided by operations for the year ended August 31, 1997 was approximately $15,266. Cash used for operating activities in the year ending August 31, 1998 was primarily affected by the net loss from operations and the reduction of accounts receivable as the company was expanding its market share and improving its infrastructure.

Net cash provided by investing activities for the years ended August 31, 1998 and 1997 was approximately $0 and $0, respectively.

The net cash decrease for the year ended August 31, 1998 was $1,636 as compared to a net cash increase for the year ended August 31, 1997 of $5,408.

At August 31, 1998, the Company had cash and cash equivalents of approximately $3,772, and negative working capital of $14,586. The Company anticipates that it will require additional financing on a continuing basis. The Company will be required to raise such additional funds through public or private financing, strategic relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

Year 2000 Compliance

 The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of normal business activities. The Company has reviewed its products and services, as well as its internal management information systems in order to identify and modify those products, services and systems that are not year 2000 compliant.

Based on the Company's assessment to date, the Company has determined that its internally developed software, including all of its operational, financial and management information systems software is year 2000 compliant. The Company's operational, financial and management information systems software which have not been internally developed have been certified as year 2000 compliant by the third party vendors who have supplied the software.

The equipment and software that runs the Company's data centers are supplied by Microsoft, Cisco Systems, and Intel Corporation. The Company has implemented software patches supplied by Microsoft so that the Microsoft software in these data centers no longer contains any material year 2000 deficiencies. The Company implemented similar patches for the software supplied by Cisco Systems at the end of 1998. LMCI is building a new communications network, and, as such, LMCI does not have a technology infrastructure comprised of legacy software and systems. In building its communications network, LMCI has adopted a strategy to select technology vendors and suppliers that provide products that are represented by such vendors and suppliers to be Year 2000 Ready. In negotiating its vendor and supplier contracts, LMCI secures Year 2000 representations and warranties that address the Year 2000 Readiness of the applicable product(s). To date, LMCI has exclusively used equipment from Cisco Systems within our network backbone, and Customer Premises Equipment (CPE) from both Cisco Systems and Flowpoint / Cabletron. Both companies have provided LMCI with sufficient Year 2000 readiness information and test results for the equipment that we have purchased from these vendors. LMCI has tested and validated the Year 2000 Readiness of the LMCI Network and select external systems, products, and facilities that are essential components in LMCI's delivery of the Services by engaging in a product delivery system tests. These system tests have been performed in a controlled, defined laboratory environment utilizing procedures to replicate the end-to-end delivery of Services. The Company does not separately track internal costs incurred to assess and remedy deficiencies related to the year 2000 problem, however, such costs are principally the payroll costs for its information systems group. The Company does not have and is not developing a contingency plan in the event its systems fail as a result of year 2000 related problems.

However, despite testing by the Company and its vendors, the Company's products, services and systems may contain undetected errors or defects associated with year 2000 date functions. In the event any material errors or defects are not detected and fixed or third parties cannot timely provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected. Known or unknown errors or defects that affect the operation of the Company's products, services or systems could result in delay or loss of revenue, interruption of network services, cancellation of customer contracts, diversion of development resources, damage to the Company's reputation, and litigation costs. There can be no assurance that these or other factors relating to year 2000 compliance issues will not have a material adverse effect on the Company's business, operating results or financial condition.


Item 7.  Financial Statements.

The financial statements required by this item begin immediately following the exhibit pages of this report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The accounting firm of Timothy L. Steers, CPA, LLC, 4380 SW Macadam, Suite 520, Portland, OR 97201-6403 was engaged on or about June 15, 1999 as the principal accountant to audit the issuer's financial statements.

The former accountant resigned for non-payment of fees. Such fees were subsequently paid. No principal accountant's report on the financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.

The decision to change accountants was made by the board of directors. There were no any disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.

Name                   Age    Title

William J. Kettle      69     President, Chief Executive Officer, Director

Adela Maria Kettle     52     Vice President, Secretary

John W. Diehl, Jr.     44     Chief Financial Officer

Mr. Kettle has been President, Chief Executive Officer, and Director of the Company since October 1994. He was President and Chairman of ThriftyTel, Inc. from 1988 until August 1994. ThriftyTel is engaged in the business of providing discount long distance telephone services. ThriftyTel filed a petition in Chapter 11 in 1994 subsequent to Mr. Kettle's disassociation. From 1981 to 1985, Mr. Kettle served as Secretary, Treasurer and a director of Sierra College in Los Angeles, California. From 1972 to 1981 he was President of Bauder College in Sacramento, California. Mr. Kettle attended Kilgore College and the University of Houston.

Adela Maria Kettle has since September 1994 been Vice President and Secretary of the Company. >From 1986 through August 1994 she was Executive Vice President of Sales and Marketing at Thrifty Telecommunicaitons, Inc. From 1981 to 1985, she was Vice President of Sales and Marketing at Sierra College in Los Angeles, California. From 1970 to 1981 she was employed at Bauder College in Sacramento, California, ending as Vice President of Sales and Marketing.

John W. Diehl, Jr. has since September 1994 been an independent accounting and tax consultant with the Company. He is a Certified Public Accountant with ten years of public accounting experience, five years in his own practice and prior to that Director of Internal Audit for Memorial Health Services, Long Beach for ten years and two years as Director of Telecommunications after director of audit. He holds a BS in Business Administration with emphasis in Accounting from the California State University at Northridge and a Masters in Business Administration from the University of La Verne.

Compliance with 16(a) of the Exchange Act. Federal securities laws require the Company's directors, certain of its officers, and persons owning beneficially more than ten percent (10%) of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Commission. The Company is required to disclose any failure of persons, who at any time during the fiscal year, were directors, officers required to report, or more than ten percent (10%) beneficial owners, to file timely those reports during the fiscal year. The Company undertakes the responsibility to file all required reports on behalf of its directors and officers. To the Company's knowledge, based solely upon information furnished to the Company by its directors and certain of its officers, during the fiscal year ended August 31, 1996, the following Company directors, officers required to report, and greater than ten percent (10%) beneficial owners did not make all such filings on a timely basis: William Kettle and Adela Maria Kettle, both as to Form 3 pertaining to the acquisition of common shares and options listed in Item 10 and 11.


Item 10.  Executive Compensation.

Summary Compensation

The following table provides information concerning the compensation of the named executive officers for each of the Company's last three completed fiscal years.


SUMMARY COMPENSATION TABLE

                            Annual Compensation                    Long Term Compensation
                                                                    Awards                Payouts
                                                  Other                   Securities
Name                                              Annual     Restricted   Under-                  All Other
and                                               Compen-    Stock        lying        LTIP       Compen-
Principal                                         sation     Award(s)     Options/     Payouts    sation
Position           Year  Salary ($)  Bonus ($)    ($)        ($)          SARs (#)     ($)        ($)
(a)                (b)   (c)         (d)          (e)        (f)          (g)          (h)        (i)

William J. Kettle  1998  $0
Chairman, Chief    1997  $0                                  40,000 (1)  4,000,000 (2)
Executive Officer  1996  $21,848
Secretary

Adela Maria Kettle 1998   $33,022
Vice President,    1997   $33,099
                   1996   $0

John W. Diehl, Jr  1998                           $3,800 (3)
Chief Financial    1997                           $7,950 (3)
Officer            1996                           $4,810 (3)

Footnotes
(1) Award granted as of 12-28-97 for 4,000,000 restricted common shares at $.01 per share.
(2) Option granted as of 12-28-97 for 4,000,000 restricted common shares at the last bid price, on November 30, 1997, of $.01 per share.
 (3) Payment as an independent consultant.

Option/SAR Grants

The following table shows information regarding grants of stock options in this last completed fiscal year to the executive officers named in the Summary Compensation Table.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                         [Individual Grants]

                   Number of         % of Total
                   Securities        Options/SARs
                   Underlying        Granted to        Exercise
                   Options/SARs      Employees         or Base
Expiration
Name               Granted (#)       in Fiscal Year    Price ($/Sh)  Date
(a)                (b)               (c)               (d)           (e)
William J. Kettle  4,000,000         100%              .01           12-28-
2002

Footnotes
(1) Award granted as of 12-28-97 for 4,000,000 restricted common shares at $.01 per share.
(2) Option granted as of 12-28-97 for 4,000,000 restricted common shares at the last bid price, on November 30, 1997, of $.01 per share.

Aggregated option/SAR exercises and fiscal year-end option/SAR Value

The following table shows information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the executive officers named in the Summary Compensation Table and the fiscal year-end value of unexercised options and SARs.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

                   Shares                   Number of Securities        Value of Unexercised
                   Acquired on   Value      Underlying Unexercised      In-The-Money Options/
                   Exercise      Realized   Options/SAR's at FY-End (#) SAR's at FY-End($)
Name                                        Exercisable Unexercisable   Exercisable Unexercisable
William J. Kettle  0             0          4,000,000   0               136,000 (1) 0


Footnotes
 (1) FY-End Option/SAR Values based on exercise price of $.01 per share and 8-31-98 bid price of $.043 per share.

Long-Term Incentive Plans

The Company has an incentive plan adopted December 5, 1996 that grants 20,000 shares of common stock to each employee with the understanding that if they quit or are fired with cause within two years they will surrender their stock back to the company or the Company will have the right to cancel those shares unilaterally.

There was no compensation paid in the last fiscal year for services as a director of the Company.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of the latest fiscal year end, the stock ownership of each named executive officer, directors, all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company except as otherwise noted.

Name and                Amount and
Address of              Nature of
Beneficial              Beneficial              Percent
Owner                   Ownership               of Class

William J. Kettle        4,000,000               20.0%
1123 Buckingham Drive
Costa Mesa, CA 92626

A. Maria Kettle          7,500,000 (1)           37.5%
1123 Buckingham Drive
Costa Mesa, CA 92626

Paul Gamberg             2,000,000               10.0%
233 North Rampart
Los Angeles, CA 90026

Bryan L. Turbow		 2,000,000               10.0%
1750 E. Garry Ave. #201
Santa Ana, CA 92705

Named Officers and      11,500,000               57.5
Directors As a Group

(1) As Beneficiary of The Chapman Group. William J. Kettle is the Trustee of The Chapman Group and disclaims beneficial ownership thereof. Adela Maria Kettle is the wife of William J. Kettle.


Item 12.  Certain Relationships and Related Transactions.

Adela Maria Kettle is the wife of William J. Kettle.


Item 13.  Exhibits and Reports on Form 8-K.

   (a) Exhibit Table.

3.1 Articles Of Incorporation (1)

3.2 By-Laws (1)

10.1 Agreement For Payment Of Tax Obligations

10.2 Equipment Lease Agreement

16 Letter From Former Accountant

23 Consent Of Expert (*)

24 Power Of Attorney (*)

27 Financial Data Schedule (*)
____________________

(*) Filed herewith.
(1) Previously filed in the original registration statement Form 10-SB.

   (b) Reports on Form 8-K filed during the quarter ended August 31, 1998.

None

LANDMARK INTERNATIONAL, INC.

Financial Statements

with Report of Independent Auditors

For the Year Ended August 31, 1998 and 1997
LANDMARK INTERNATIONAL, INC.
Year ended August 31, 1998 and 1997
Contents


									Page

Report of Independent Auditors				1

Financial Statements:
	Balance sheet						2
	Statement of operations	3
	Statement of changes in stockholders' equity	4
	Statement of cash flows					5
	Notes to financial statement				6 -11




REPORT OF INDEPENDENT AUDITOR

To the Stockholders
Landmark International, Inc.


We have audited the accompanying balance sheet of Landmark International, Inc. as of August 31, 1998 and 1997, and the related statements of operation, changes in stockholders' equity, and cash flows, for the two years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark International, Inc. as of August 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles.





August 19, 1999



LANDMARK INTERNATIONAL, INC.
Balance Sheet


                                              August  31
                                             1998      1997

ASSETS

Current assets:
Cash                                   $    3,772 $   5,408
Accounts receivable                        98,352    48,472
Deferred tax assets                        13,650    11,750
Total current assets                      115,774    65,630

Equipment less accumulated depreciation    143,161     5,000
and amortization of $3,897
                                       $   258,93 $  70,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                       $   81,089 $   44,729
Accrued payroll related liabilities         8,089      6,185
Accrued income taxes                        2,000
Capitalized lease obligations due with     39,182
Total current liabilities                 130,360     50,914


Capitalized lease obligations              79,778

Commitments and contingencies

Stockholders' equity:
Common stock, $.001; shares authorized     19,987     11,907
  50,000,000, shares issued and outstanding
  19,986,666 in 1998 (11,906,666 in 1997)
Additional paid-in capital                 68,955     36,835
Retained deficit                          -40,145    -29,026

Total stockholders' equity                 48,797     19,716
                                       $  258,935 $   70,630



LANDMARK INTERNATIONAL, INC.
Statement of Operations

                                      Years ended August 31
                                             1998      1997

Net sales                              $  397,363 $ 285,200

Cost of sales                              52,001

Gross profit                              345,362   285,200

Selling expense                           130,050   159,751

General and administrative expenses       220,488   188,200

Loss from operations                      -$5,176  -$62,751

Interest expense (income), net              5,843       -46

Loss before provision for income taxes    -11,019   -62,705

Provision (benefit) for income taxes          100   -11,750


Net loss                                 $-11,119  $-50,955


Net loss per common share                 $ -.007  $ -.0043




LANDMARK INTERNATIONAL, INC.
Statement of Changes in Stockholder's Equity
Year ended August 31, 1998

                                                          Additional Retained  Total
                                           Common stock    paid-in   equity  stockholders'
                                         Shares  Amount    capital  (deficit)  equity
Balance at September 1, 1996           11,366,666  $ 11,367 $37,375 $ 21,933 $ 70,675

Shares issued in exchange for services    540,000       540    -540        -        -

Net loss                                        -         -       -  -50,959  -50,959

Balance at August 31, 1997             11,907,666    11,907  36,835  -29,026    7,966

Shares issued in consideration for
    equipment                           4,000,000     4,000  36,000        -   40,200

Shares issued in exchange for services  4,080,000     4,080  -3,880        -        -

Net loss                                                             -11,119  -11,119

Balance at August 31, 1998             19,987,666    19,987  68,955  -40,145  $48,797



LANDMARK INTERNATIONAL, INC.
Statements of Cash Flows

                                      Years ended August 31
                                             1998      1997
Cash flows from operating activities:
Net loss                                   11,119    50,959
Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:
Depreciation                                 3,897
Deferred income taxes                       -1,900   -11,750
Changes in assets and liabilities:
Accounts receivable                        -59,738    77,975
Accounts payable                           24,031
Accrued payroll related liabilities         2,000
Accrued income taxes                                   1,904
                                           40,925     15,266
Cash flows from investing activities-
Decrease (increase) in advances             9,858     -9,858

Cash flows from financing activities:
Repayments of capitalized lease
     obligations                          -10,769
Proceeds from common stock                 40,200
                                           29,431
Net (decrease) increase in cash            -1,636      5,408

Cash at beginning of year                   5,408

Cash at end of year                    $    3,772 $    5,408


Supplemental disclosure of cash flow
   Information -
      Cash paid during the year for interest   $5,843

Supplemental disclosure on noncash investing
   and financing activities
       Equipment acquired under
         capitalized lease agreements        $129,729




LANDMARK INTERNATIONAL, INC.
Notes to Financial Statements

1.	Nature of Business and Summary of Significant Accounting Policies
Nature of Business: Landmark International, Inc. (the "Company") is a Nevada Corporation engaged in providing communication services to individuals and businesses.

Equipment: Equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to seven years.

Equipment under capitalized lease obligations are carried at estimated fair market value determined at the inception of the lease. Amortization is computed using the straight-line method over the original term of the lease or the estimated useful lives of the assets, whichever is shorter.

Reporting Comprehensive Income: In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, " Reporting Comprehensive Income" was issued, which established standards for reporting and display of comprehensive income and its components as separate amounts in the financial statements. Comprehensive income includes all changes in equity during a period of an enterprise that results from recognized transactions and other economic events other than transactions with owners. This statement requires all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement affects only financial statement presentation. As of August 31, 1998, the Company does not carry any items required to be disclosed as other comprehensive income in accordance with the statement.

Revenue Recognition: Fees for services are recognized at month-end as services are completed and income earned.

Advertising: The Company expenses the cost of advertising as selling expenses as incurred. Advertising expenses was approximately $2,000 for 1998 (3,300 for 1997).

Income Taxes: Income taxes are accounted for and reported using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the year in deferred tax assets and liabilities.

Net loss per common share: Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 15,799,269 for 1998 (11,764,639 for 1997). Stock options outstanding are not considered common stock equivalents, as the affect on net loss per share would be anti-dilutive.

Concentration Risk: The Company grants credit to customers in the Southern portion of the State of California. The Company's ability to collect broker fees and to fund borrower's transactions are affected both by economic fluctuations in the geographic areas served by the Company.

Risks and Uncertainties: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the collectibility of accounts receivable. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Recently Issued Accounting Pronouncements:
Accounting for Derivative Instruments and Hedging Activities: In June 1998, SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities" was issued. The Statement requires that all derivatives be carried on the balance sheet at fair value and changes in the fair value of derivatives be recognized in income when they occur, unless the derivatives qualify as hedges in accordance with the standard. If a derivative qualifies as a hedge, a company can elect to use hedge accounting. The type of accounting to be applied varies depending on the nature of the exposure that is being hedged, and the standard defines three hedge risks: change in fair value, change in cash flows and change in foreign currency.

A fair-value hedge represents the hedge of an exposure to changes in the fair value of an asset, liability or an unrecognized firm commitment. Changes in fair value hedges are recognized in earnings, as well as the gain or loss on the hedged item attributable to the hedged risk. Certain criteria must be met in order for a hedging relationship to qualify as a fair-value hedge.

Accounting for Derivative Instruments and Hedging Activities (continued): A cash-flow hedge is a hedge of an exposure to variability in cash flows that is attributable to a particular risk. That exposure may be associated with an existing recognized asset or liability or a forecasted transaction. The effective portion of a hedging instrument's gain or loss is initially reported as a component of other comprehensive income and is reclassified as a component of earnings in the same period or periods during which the hedge forecasted transaction affects earnings. As in fair value hedges, certain criteria must be met in order for a hedging relationship to qualify as a cash-flow hedge.

A foreign-currency hedge can be a fair-value hedge or a cash-flow hedge of the foreign currency exposure, therefore it follows the same principles as those that apply to the accounting for non-foreign hedges with some particularities defined in the statement.

This statement is effective for the year beginning after September 1, 1999 and cannot be applied retroactively. Management believes that the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

Accounting for the Cost of Computer Software Developed for Internal Use: In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, " Accounting for the Cost of Computer Software Developed for Internal Use" ("SOP 98-1"), which will become effective for financial statements for the year beginning September 1, 1999, with early adoption encouraged. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. Management does not believe the impact of adoption will have a material effect on the Company's financial position or results of operations.


2.	Business Combination:
Effective June 1, 1999, the Company acquired Mobilenetics Corporation ("Mobilenetics"), a supplier of communications equipment. The Company issued 10,000,000 shares of its common stock in exchange for all of the outstanding shares of Mobilenetics. The acquisition will be accounted for as a purchase. The excess purchase price, if any, over the estimated fair value of the assets of Mobilenetics will be amortized using the straight-line method over five years.

The following unaudited pro forma summary presents the consolidated financial position and results of operations of the Company as if the business combination occurred on September 1, 1997:

	As of August 31, 1998:
	Tangible current assets			$     255,500
	 Total asset				s	327,500
	Current liabilities				134,900
	Total liabilities					164,900
	Total stockholders' equity			162,600

	For the year ended August 31, 1998:
	Net sales					    1,033,600
	Net income						 18,800
	Earnings per share				   .001

The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of September 1, 1997 or which may be obtained in the future.


3.	Capitalized Lease Obligations:
The Company leases equipment under non-cancelable lease agreements.
Equipment under lease agreements aggregated at August 31, 1998 $129,929, less accumulated amortization at August 31, 1998 of $3,443.


3.	Capitalized Lease Obligations (continued):
Aggregate future minimum lease payments and the present value of minimum lease payments are as follows:

Years ending August 31,
1999								$  53,381
2000								   53,381
2001	  							   35,588
Total minimum lease payments				  142,350
Less amount representing interest	 		   23,390
Present value of minimum lease payments		  118,960
Less amounts due within one year			   39,182
Long-term capitalized lease obligations		$  79,778


4. 	Income Taxes
The components of the provision (benefit) for income taxes are as follows for the years ended August 31:

								1998			1997
Federal:
Current						$	1,500	$	-
Deferred - net operating loss carryover		(1,600)		(10,200)
								(100)			(10,200)
State of California:
								Current	500	-
Deferred - net operating loss carryover		   (300)		(1,550)
								    200		(1,550)
Provision (benefit) for income taxes	$	100	$	(11,750)

Reconciliation of income taxes computed at the federal statutory rate to the provision for income taxes is as follows for the year ended August 31, 1998:

Tax at statutory rates				$	(1,600)	$	(11,724)
Differences resulting from state tax, net of federal benefit, and non-
deductible and other items						1,700		(26)

Effective						$	100	$	(11,750)


5.	Common Stock
In December 1997, the Board of Directors authorized the issuance of 4,000,000 shares of common stock to the Chairman of the Company for services rendered. Also in December 1997, the Chairman of the Company was granted the option to purchase an additional 4,000,000 shares of the Company's common stock at the bid price on the date of exercise. The options are exercisable in whole or in part and expire in December 2002. As of August 31, 1998 4,000,000 shares of stock were exercisable. The Company has reserved 4,000,000 shares of its common stock for issuance under this stock option.

In December 1997, the Board of Directors authorized the issuance of 80,000 shares of common stock in exchange for $100 and public relation services.

In December 1996, the Board of Directors authorized the issuance of 20,000 of common stock to each employee of the Company. The shares are to be surrendered back to the Company in the event that any employee who received shares terminated their employment with the Company, or was terminated by the Company for cause. The Company issued 540,000 shares of its common stock to these employees for services rendered.


6.	Subsequent Events
In December 1998, the Board of Directors authorized the issuance of 4,000,000 shares of common stock to the Chairman of the Company for services rendered. Also in December 1998, the Chairman of the Company was granted an additional 4,000,000 shares of common stock of the Company exercisable in whole or in part at the bid price at the date of exercise and expire five year from the date of issue. The Company has reserved 4,000,000 shares of its common stock for issuance under this stock option.

In December 1998, the Board of Directors also authorized the issuance of an aggregate of 900,000 shares of the Company's common stock to three individuals and a law firm in exchange for services rendered and to be rendered.


                              POWER OF ATTORNEY

The Registrant and each person whose signature appears below hereby authorizes William J. Kettle, the agent for service named in this Report, with full power to act alone, to file one or more amendments to this Report, which amendments may make such changes in this Report as such agent for service deems appropriate, and the Registrant and each such person hereby appoints such agent for service as attorney-in-fact, with full power to act alone, to execute in the name and in behalf of the Registrant and any such person, individually and in each capacity stated below, any such amendments to this Report.


                                [SIGNATURES]

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LANDMARK INTERNATIONAL, INC.
    (Registrant)

Date: 9/14/99

By:/s/_______________________________
William J. Kettle
Chairman, Chief Executive Officer

Date: 9/14/99

By: /s/______________________________
John W. Diehl, Jr.
Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                Date

/s/______________________________________________________9/14/99
William J. Kettle                   Chairman, Director,
                                    Chief Executive Officer

/s/______________________________________________________9/14/99
Adela Maria Kettle                  Vice President, Secretary


/s/______________________________________________________9/14/99
John W. Diehl, Jr.                  Chief Financial Officer