Form 10QSB
period 1998-11-30
LANDMARK COMMUNICATIONS INC/NV
filed 1999-09-15
CIK 949113

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended November 31, 1998

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
1934 for the transition period from  . . . . to . . . .

                     Commission file number 0-26578

                      LANDMARK INTERNATIONAL, INC.
      Exact name of small business issuer as specified in its charter)

                 Nevada                          33-0662114
        (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)         Identification No.)


           1720 East Garry, Suite 201, Santa Ana, California 92705
            (Address of principal executive offices)  (Zip Code)

                               (949) 475-4500
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ... No .X.

The number of shares of common stock outstanding as of November 31, 1998 is 19,986,666 plus outstanding options for an additional 4,000,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


LANDMARK COMMUNICATIONS INC.
Balance Sheet (Unaudited)
For the periods ended as indicated

                                                 Aug. 31         Nov. 31
 ASSETS                                           1998             1998
Cash                                               3,772             402
Accounts Receivable                               98,352          14,700
Employee Advances                                      0             304
Due from Officers                                      0               0
Deferred tax assets                                1,900           1,900
                Total Current Assets             104,024          17,306

Equipment                                        147,058         147,058
Accumulated Depreciation                          (3,897)         (6,819)
        Total Equipment less
          Accumulated depreciation               143,161         140,239

        Total Assets                             247,185         157,545

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable                                  81,189          56,454
Accrued payroll taxes                              8,089           9,979
Accrued income taxes                               2,000           2,000
Capitalized lease obligations due
     within one year                              39,182          39,182
Loans from officers                                    0               0
        Total current liabilities                130,460         107,615

Capitalized Lease LT                              79,778          75,346

Stockholders' equity
        Paid in capital                           88,942          88,942
        Retained Earnings                        (40,776)        (51,995)
        Current Years Earnings                   (11,219)        (62,362)
        Total Stockholders Equity                 36,947         (25,415)

        Total Stockholders Equity and
               Liabilities                        247,185         157,545



LANDMARK COMMUNICATIONS INC.
Statement of Operations (Unaudited)
For the periods ended as indicated





                                                Three Months
                                                Ended Nov. 31
                                                  1997     1998
Sales                                             96,450  40,881

Cost of Sales                                          0   3,173

        Gross Profit                              96,450  37,707

Selling Expense                                   21,867  72,589

General and administrative expense                34,053  25,463

        Gain or (loss) from operations            40,530 (60,345)

Interest, net                                          0   2,018

        Gain or (loss) before
          Provision for income
          Taxes                                   40,530 (62,362)

Provision for income taxes                             0       0

Net gain or (loss)                                40,530 (62,362)



LANDMARK COMMUNICATIONS INC.
Statement of Cash Flows (Unaudited)
For the periods ended as indicated





                                                              Three Months
Cash flows from operating activities:                         Ended Nov. 31
                                                           1997
1998
        Net gain or (loss)                                40,530
(62,362)
        Adjustments to reconcile net loss to net
             cash used in operating activities:
                Depreciation                                   0
2,922
                Deferred Income Taxes                          0
0
                Changes in assets and liabilities
                        Accounts Receivable              (27,352)
83,652
                        Employee Advances                 (1,736)
(304)
                        Due to/from officers               1,000
0
                        Accounts Payable                  (5,505)
(24,735)
                        Accrued payroll related liability    416
1,890
                        Accrued income taxes                   0
0
                                                           7,352
1,063
        Cash flows from investing activities
                Purchase of capital equipment                  0
0

        Cash flows from financing activities
                Repayment of capitalized lease obligation      0
(4,432)
                Proceeds from common stock                     0
0
                                                               0
(4,432)

Net increase (decrease) in cash                            7,352
(3,369)

Cash at beginning of periods                               5,410
3,772

Cash at end of periods                                    12,762
403



LANDMARK COMMUNICATIONS INC.
Notes to Financial Statements (Unaudited)
For the Three Months Ended November 31, 1998

1. Basis of Presentation and Summary of significant accounting policies
The unaudited interim condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, and the results of operations and cash flows for the interim periods presented have been made. Due to seasonality of the Company's operations and unsettled transactions, the results of operations and cash flows for the interim periods presented may not be indicative of total results for the full year.

The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended August 31, 1998. The results of operations for the three months ended November 31, 1998 are not necessarily indicative of the results to be expected for the full calendar year.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, and the results of operations and cash flows for the interim periods presented. Due to seasonality of the Company's operations and unsettled transactions, the results of operations and cash flows for the interim periods presented may not be indicative of total results for the full year.

2.Nature of Business and Summary of Significant Accounting Policies
Nature of Business: Landmark International, Inc. (the "Company") is a Nevada Corporation engaged in providing communication services to individuals and businesses.

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

Reporting Comprehensive Income: In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, " Reporting Comprehensive Income" was issued, which established standards for reporting and display of comprehensive income and its components as separate amounts in the financial statements. Comprehensive income includes all changes in equity during a period of an enterprise that results from recognized transactions and other economic events other than transactions with owners. This statement requires all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement affects only financial statement presentation. As of May 31, 1998, the Company does not carry any items required to be disclosed as other comprehensive income in accordance with the statement.

Revenue Recognition: Fees for services are recognized at month-end as services are completed and income earned.

Advertising: The Company expenses the cost of advertising as selling expenses as incurred. Advertising expenses was approximately $404 for the three months ended November 31, 1998.

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

Net loss per common share: Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 19,986,666 for the three month period ending November 31, 1998. Stock options outstanding are not considered to be common stock equivalents, as the affect on net loss per common share would be anti-dilutive.

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

The following unaudited pro forma summary presents the consolidated financial position and results of operations of the Company as if the business combination occurred on September 1, 1998:

	As of November 31, 1998:
	Tangible current assets			       $	137,511
	Total assets						241,394
	Current liabilities					174,970
	Total liabilities						202,209
	Total stockholders' equity			       39,186

	For the three months ended November 31, 1998:
	Net sales						      236,249
	Net (loss)					           (123,465)
	(Loss) per share				              (.006)

The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would gave been obtained had the business combination occurred as of September 1, 1998 or which may be obtained in the future.

3.	Capitalized Lease Obligations:
The Company leases equipment under non-cancelable lease agreements. Equipment under lease agreements aggregated at November 31, 1998 $129,929, less accumulated amortization at November 31, 1998 of $6,819.
Aggregate future minimum lease payments and the present value of minimum lease payments are as follows:

Years ending August 31,
1999								    $  53,381
2000						 			 53,381
2001						 			 35,588
Total minimum lease payments					142,350
Less amount representing interest				 23,390
Present value of minimum lease payments			118,960
Less amounts due within one year				 39,182
Long-term capitalized lease obligations		    $  79,778

4. 	Income Taxes
The components of the provision (benefit) for income taxes are as follows for the three month period ended November 31, 1998:

Federal:
Current								   $ 1,600
Deferred - net operating loss carryover			    (1,600)

State of California:
Current									 500
Deferred - net operating loss carryover			      (500)
									       0
Provision for income taxes					  $    0

Reconciliation of income taxes computed at the federal statutory rate to the provision for income taxes is as follows for the three month period ended November 31, 1998:

Tax at statutory rates						$ (1,600)
Differences resulting from state tax,
net of federal benefit, and
non-deductible and other items				   1,600

Effective				       			$    0



Item 2. Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

The Company's operating results have fluctuated in the past due to on again off again GTE sales promotions and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of new network architectures, the incurrence of related capital costs, variability and length of the sales cycle associated with the Company's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the Company and its competitors. Additional factors that may contribute to variability of operating results include: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole- or limited-source components; user demand for network and Internet access services; balancing of network usage over a 24-hour period; the ability to manage potential growth and expansion; the ability to identify, acquire and integrate successfully suitable acquisition candidates; and charges related to acquisitions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse affect on the Company's business. As a result, variations in the timing and amounts of revenues could have a material adverse affect on the Company's quarterly operating results. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely decline.

        Revenue.   Revenue totaled approximately $40,881 for the three
month period ended November 31, 1998, a 58% decrease over revenue of $96,450 for the three month period ended November 31, 1997.
This decrease reflects the lack of a sales promotion program being offered by GTE for the past quarter. GTE is expected to offer a new sales program for this next quarter.

        Cost of Revenue.   Cost of revenue consists primarily of personnel
costs to maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue increased for the three month period ended November 31, 1998 was approximately $3,173, cost of revenue of $0 for the three month period ended November 31, 1997. This increase is attributable to the shift from reselling GTE services to exclusively and also selling T-1 services. In addition, the increase in cost of revenue to the overall growth in the size of the network and costs associated with operations. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base.

        Sales Expense.   Sales expense consists primarily of personnel
expenses, including salary and commissions, and costs of for customer support functions.
Marketing and sales expense was approximately $72,589 for the three month period ended November 31, 1998 and $21,867 for the three month period ended November 31, 1997. The $51,722 increase in 1998 reflects an expansion of the sales organizations necessary to support the Company's shift from reselling GTE services to also selling T-1 services. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid sales staff. Sales expense as a percentage of revenue increased to 177% for the three month period ended November 31, 1998 from 23% in the year earlier period as a result of the Company's product shift. The Company expects sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue.

        General and Administrative Expense.   General and administrative
expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was approximately $25,463 for the three month period ended November 31, 1998 and $34,053 for the three month period ended November 31,
1997. This lower level of expense reflects a decrease in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. General and administrative expense as a percentage of revenue declined to 62% for the three month period ended November 31, 1998 from 35% in the year earlier period as a result of the Company's increased revenue. The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations, but to decline as a percentage of revenue.

        Net Income Attributable to Common Stockholders. The Company's net loss attributable to common stockholders was approximately $62,362 for the three month period ended November 31, 1998 as compared to net income approximately $40,530 for the three month period ended November 31, 1997.

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

Financial Condition

To date, the Company has satisfied its cash requirements primarily through the debt financings and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease and debt financing obligations, and to finance and fund acquisitions. Net cash used by operations for the three month periods ended November 31, 1998 and 1997 was approximately $1,063 and $7,352, respectively. Cash used for operating activities in the period ending November 31, 1998 was primarily affected by the net loss from operations and the reduction of accounts receivable as the company was expanding its market share and improving its infrastructure. The net cash provided from operations for the period ending November 31, 1997 was the result of an increase in accounts receivable resulting from a GTE sales promotion in October and November of 1997.

Net cash provided by investing activities for the three month periods ended November 31, 1998 and 1997 was approximately $0 and $0, respectively.

The net cash decrease for the three month period ended November 31, 1998 was $3,369 as compared to a net cash increase for the three month period ended November 31, 1997 of $7,352.

At November 31, 1998, the Company had cash and cash equivalents of approximately $402, and negative working capital of $90,309. The Company anticipates that it will require additional financing on a continuing basis. The Company will be required to raise such additional funds through public or private financing, strategic relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

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

The equipment and software that runs the Company's data centers are supplied by Microsoft, Cisco Systems, and Intel Corporation. The Company has implemented software patches supplied by Microsoft so that the Microsoft software in these data centers no longer contains any material year 2000 deficiencies. The Company implemented similar patches for the software supplied by Cisco Systems at the end of 1998. The company is building a new communications network, and, as such, the company does not have a technology infrastructure comprised of legacy software and systems. In building its communications network, the company has adopted a strategy to select technology vendors and suppliers that provide products that are represented by such vendors and suppliers to be Year 2000 Ready. In negotiating its vendor and supplier contracts, the company secures Year 2000 representations and warranties that address the Year 2000 Readiness of the applicable product(s). To date, the company has exclusively used equipment from Cisco Systems within our network backbone, and Customer Premises Equipment (CPE) from both Cisco Systems and Flowpoint / Cabletron. Both companies have provided the company with sufficient Year 2000 readiness information and test results for the equipment that we have purchased from these vendors. The company has tested and validated the Year 2000 Readiness of the the company Network and select external systems, products, and facilities that are essential components in the company's delivery of the Services by engaging in a product delivery system tests. These system tests have been performed in a controlled, defined laboratory environment utilizing procedures to replicate the end-to-end delivery of Services. The Company does not separately track internal costs incurred to assess and remedy deficiencies related to the year 2000 problem, however, such costs are principally the payroll costs for its information systems group. The Company does not have and is not developing a contingency plan in the event its systems fail as a result of year 2000 related problems.

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



                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit Table:

27 Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter.

                            [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK INTERNATIONAL, INC.
    (Registrant)

Date: 9/14/99

By:/s/_______________________________
William J. Kettle
Chairman and Chief Executive Officer


Date: 9/14/99

By:/s/_______________________________
John W. Diehl, Jr.
Chief Financial Officer and Treasurer