Form 10QSB
period 1999-02-28
LANDMARK COMMUNICATIONS INC/NV
filed 1999-09-15
CIK 949113

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended February 28, 1999

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

The number of shares of common stock outstanding as of February 28, 1999 is 25,386,666.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


LANDMARK COMMUNICATIONS INC.
Balance Sheet (Unaudited)
For the periods ended as indicated


                                                 Aug. 31          Feb 28
 ASSETS                                           1998             1999
Cash                                               3,772           4,676
Accounts Receivable                               98,352          30,000
Employee Advances                                      0               6
Due from Officers                                      0               0
Deferred tax assets                                1,900           1,900
                Total Current Assets             104,024          36,582

Equipment                                        147,058         147,058
Accumulated Depreciation                          (3,897)         (9,741)
        Total Equipment less
          Accumulated depreciation               143,161         137,317

        Total Assets                             247,185         173,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable                                  81,189          72,133
Accrued payroll taxes                              8,089          19,205
Accrued income taxes                               2,000           2,000
Capitalized lease obligations due
     within one year                              39,182          39,182
Loans from officers                                    0               0
        Total current liabilities                130,460         132,519

Capitalized Lease LT                              79,778          65,862

Stockholders' equity
        Paid in capital                           88,942         128,942
        Retained Earnings                        (40,776)        (51,995)
        Current Years Earnings                   (11,219)        (101,429)
        Total Stockholders Equity                 36,947         (24,483)

        Total Stockholders Equity and
               Liabilities                        247,185         173,899



LANDMARK COMMUNICATIONS INC.
Statement of Operations (Unaudited)
For the periods ended as indicated




                                Three Months             Six Months
                                End Feb 28,              Ended Feb. 28,
                                  1998    1999             1998    1999
Sales                            41,880 197,508          138,330 238,388

Cost of Sales                         0  67,136                0  70,310

        Gross Profit             41,880 130,371          138,330 168,079

Selling Expense                  31,887  84,138           53,754 156,726

General and administrative
   Expenses                    4779,200  81,434          113,253 106,897

        Gain or (loss) from
          Operations            (69,207)(35,200)         (28,677)(95,545)

Interest, net                         0   3,867                0   5,885

        Gain or (loss) before
          Provision for income
          Taxes                 (69,207)(39,067)         (28,677)(101,429)

Provision for income taxes            0       0                0       0

Net gain or (loss)              (69,207)(39,067)         (28,677)(101,429)





LANDMARK COMMUNICATIONS INC.
Statement of Cash Flows (Unaudited)
For the periods ended as indicated




                                                Six Months
Cash flows from operating activities:           Ended Feb 28,
                                                  1998             1999
Net gain or (loss)                               (28,677)        (101,429)
Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation                                   0           5,844
        Deferred Income Taxes                          0               0
        Changes in assets and liabilities
                Accounts Receivable                 (690)         68,352
                Employee Advances                 (2,713)             (6)
                Due to/from officers               1,000               0
                Accounts Payable                  (5,705)         (9,056)
                Accrued payroll related
                    Liabilities                    2,938          11,115
                Accrued income taxes                   0               0
                                                 (33,846)        (25,179)
Cash flows from investing activities
        Purchase of capital equipment              2,523               0

Cash flows from financing activities
        Repayment of capitalized lease
           Obligations                                 0         (13,916)
        Proceeds from common stock                40,200          40,000
                                                  40,200          26,084

Net increase (decrease) in cash                    3,830             905

Cash at beginning of periods                       5,410           3,772

Cash at end of periods                             9,240           4,676



LANDMARK COMMUNICATIONS INC.
Notes to Financial Statements (Unaudited)
For the Six Months Ended February 28, 1999

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

The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended August 31, 1998. The results of operations for the six months ended February 28, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

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

Advertising: The Company expenses the cost of advertising as selling expenses as incurred. Advertising expenses was approximately $898 for the six month period ending February 28, 1999.

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

Net loss per common share: Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 22,986,666 for the six month period ending February 28, 1999. Stock options outstanding are not considered to be common stock equivalents, as the affect on net loss per common share would be anti-dilutive.

Net loss per fully diluted common share: Net loss per fully diluted share is computed by dividing net loss by the weighted average number of common shares plus options outstanding during the period. The weighted average number of fully diluted common stock shares outstanding was 25,653,333 for the six month period ending February 28, 1999.

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
Effective June 1, 1999, the Company acquired Mobilenetics Corporation ("Mobilenetics"), a supplier of communications equipment. The Company issued 10,000,000 shares of its common stock exchange for all of the outstanding shares of Mobilenetics. When completed, the acquisition will be accounted for as a purchase. The excess purchase price, if any, over the estimated fair value of the assets of Mobilenetics will be amortized using the straight-line method over five years.

The following unaudited pro forma summary presents the consolidated financial position and results of operations of the Company as if the business combination occurred on September 1, 1998:

	As of February 28, 1999:
	Tangible current assets			       $	118,157
	Total assets						218,511
	Current liabilities					341,850
	Total liabilities						364,856
	Total stockholders' equity			     (146,344)

	For the six month period ending February 28, 1999:
	Net sales						      583,536
	Net (loss)					           (455,905)
	(Loss) per share				             (.0198)

The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would gave been obtained had the business combination occurred as of September 1, 1998 or which may be obtained in the future.

3.	Capitalized Lease Obligations:
The Company leases equipment under non-cancelable lease agreements. Equipment under lease agreements aggregated at February 28, 1999 $129,929, less accumulated amortization at February 28, 1999 of $9,741.
Aggregate future minimum lease payments and the present value of minimum lease payments are as follows:

Years ending August 31,
1999								    $  53,381
2000						 			 53,381
2001						 			 35,588
Total minimum lease payments					142,350
Less amount representing interest				 23,390
Present value of minimum lease payments			118,960
Less amounts due within one year				 39,182
Long-term capitalized lease obligations		    $  79,778

4. 	Income Taxes:
The components of the provision (benefit) for income taxes are as follows for the six month period ended February 28, 1999:

Federal:
Current								   $ 1,500
Deferred - net operating loss carryover			    (1,600)
										(100)
State of California:
Current									 500
Deferred - net operating loss carryover			      (300)
									       200
Provision for income taxes					  $    100

Reconciliation of income taxes computed at the federal statutory rate to the provision for income taxes is as follows for the six month period ended February 28, 1999:

Tax at statutory rates						$ (1,600)
Differences resulting from state tax,
net of federal benefit, and
non-deductible and other items				   1,700

Effective				       			$    100

5.	Common Stock:
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

Results of Operations

The Company's operating results have fluctuated in the past, primarily as a result of sales promotions being offered by GTE which LMKI is no longer reselling, and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of new network architectures, the incurrence of related capital costs, variability and length of the sales cycle associated with the Company's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the Company and its competitors. Effective January 31, 1999 LMKI stop reselling GTE services and started selling DSL services. Additional factors that may contribute to variability of operating results include: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole- or limited-source components; user demand for network and Internet access services; balancing of network usage over a 24-hour period; the ability to manage potential growth and expansion; the ability to identify, acquire and integrate successfully suitable acquisition candidates; and charges related to acquisitions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse affect on the Company's business. As a result, variations in the timing and amounts of revenues could have a material adverse affect on the Company's quarterly operating results. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely decline.

        Revenue.   Revenue totaled approximately $197,508 for the three
month period ended February 28, 1999, a 383% increase over revenue of $40,880 for the three month period ended February 28, 1998.
This increase reflects growth in revenue from an aggressive GTE sales promotion during December 1998 and January 1999. As of January 31, 1999 Landmark stopped reselling GTE services and started selling DSL services. As demand for DSL continues to grow dramatically, we believe it is possible to increase our revenue at an accelerated rate through an aggressive marketing strategy.

        Cost of Revenue.   Cost of revenue consists primarily of personnel
costs to maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue increased for the three month period ended February 28, 1999 was approximately $67,138, an increase of cost of revenue of $0 for the three month period ended February 28, 1997. This increase is attributable to the shift from reselling GTE services to exclusively DSL and T-1 services. In addition, the increase in cost of revenue to the overall growth in the size of the network and costs associated with operations. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base.

        Sales Expense.   Sales expense consists primarily of personnel
expenses, including salary and commissions, and costs of for customer support functions.
Marketing and sales expense was approximately $84,138 for the three month period ended February 28, 1999 and $31,887 for the three month period ended February 28, 1998. The $52,251 increase in 1999 reflects an expansion of the sales organizations necessary to support the Company's shift from reselling GTE services to DSL and T-1 services. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid sales staff. Sales expense as a percentage of revenue decreased to 43% for the three month period ended February 28, 1999 from 76% in the year earlier period as a result of the Company's product shift. The Company expects sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue.

        General and Administrative Expense.   General and administrative
expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was approximately $81,434 for the three month period ended February 28, 1999 and $79,200 for the three month period ended February 28, 1998. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. General and administrative expense as a percentage of revenue declined to 41% for the three month period ended February 28, 1999 from 189% in the year earlier period as a result of the Company's increased revenue. The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations, but to decline as a percentage of revenue.

        Net Income Attributable to Common Stockholders. The Company's net loss attributable to common stockholders was approximately $39,067 for the three month period ended February 28, 1999 as compared to net loss approximately $69,207 for the three month period ended February 28, 1998.

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

Financial Condition

To date, the Company has satisfied its cash requirements primarily through the debt financings and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease and debt financing obligations, and to finance and fund acquisitions. Net cash used by operations for the six month periods ended February 28, 1999 and 1998 was approximately $25,179 and $33,846, respectively. Cash used for operating activities in the period ending February 28, 1999 was primarily affected by the net loss from operations as the company was expanding its market share and improving its infrastructure. The net cash used from operations decreased for the period ending February 28, 1998 was the result of the net loss from operations.

Net cash used in investing activities for the three month periods ended February 28, 1999 and 1998 was approximately $0 and $2,523, respectively.
Net cash used in investing activities for the three month period ended February 28, 1998 consisted of $2,523 used for purchases of capital equipment to support the Company's expanded network infrastructure.

The net cash increase for the three month period ended February 28, 1999 was $905 as compared to a net cash increase for the three month period ended February 28, 1998 of $3,380.

At February 28, 1999, the Company had cash and cash equivalents of approximately $4,676, and negative working capital of $95,937. The Company anticipates that it will require additional financing on a continuing basis. The Company will be required to raise such additional funds through public or private financing, strategic relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

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

The equipment and software that runs the Company's data centers are supplied by Microsoft, Cisco Systems, and Intel Corporation. The Company has implemented software patches supplied by Microsoft so that the Microsoft software in these data centers no longer contains any material year 2000 deficiencies. The Company implemented similar patches for the software supplied by Cisco Systems at the end of 1998. The company is building a new communications network, and, as such, the company does not have a technology infrastructure comprised of legacy software and systems. In building its communications network, the company has adopted a strategy to select technology vendors and suppliers that provide products that are represented by such vendors and suppliers to be Year 2000 Ready. In negotiating its vendor and supplier contracts, the company secures Year 2000 representations and warranties that address the Year 2000 Readiness of the applicable product(s). To date, the company has exclusively used equipment from Cisco Systems within our network backbone, and Customer Premises Equipment (CPE) from both Cisco Systems and Flowpoint / Cabletron. Both companies have provided the company with sufficient Year 2000 readiness information and test results for the equipment that we have purchased from these vendors. The company has tested and validated the Year 2000 Readiness of the company Network and select external systems, products, and facilities that are essential components in the company's delivery of the Services by engaging in a product delivery system tests. These system tests have been performed in a controlled, defined laboratory environment utilizing procedures to replicate the end-to-end delivery of Services. The Company does not separately track internal costs incurred to assess and remedy deficiencies related to the year 2000 problem, however, such costs are principally the payroll costs for its information systems group. The Company does not have and is not developing a contingency plan in the event its systems fail as a result of year 2000 related problems.

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

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

William Kettle President was issued 4,000,000 shares of restricted stock in and options to purchase an additional 4,000,000 shares lieu of compensation.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit Table:

None

27 Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter.

                            [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK INTERNATIONAL, INC.
    (Registrant)

Date: 9/15/99

By:/s/_______________________________
William J. Kettle
Chairman and Chief Executive Officer


Date: 9/15/99

By:/s/_______________________________
John W. Diehl, Jr.
Chief Financial Officer and Treasurer