Form 10QSB
period 1999-05-31
LANDMARK COMMUNICATIONS INC/NV
filed 1999-09-15
CIK 949113

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended May 31, 1999

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

The number of shares of common stock outstanding as of May 31, 1999 is 25,386,666.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


LANDMARK COMMUNICATIONS INC.
Balance Sheet (Unaudited)
For the periods ended as indicated


                                        Aug. 31,          May 31,
 ASSETS                                   1998             1999
Cash                                      3,772            10,168
Accounts Receivable                      98,352            78,372
Employee Advances                             0               845
Due from Officers                             0                 0
Deferred tax assets                       1,900             1,900
                Total Current Assets    104,024            91,285

Equipment                               147,058           147,058
Accumulated Depreciation                 (3,897)          (12,663)
        Total Equipment less
          Accumulated depreciation      143,161           134,395

        Total Assets                    247,185           225,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable                         81,189           141,371
Accrued payroll taxes                     8,089             2,963
Accrued income taxes                      2,000             2,000
Capitalized lease obligations due
     within one year                     39,182            39,182
Loans from officers                           0            20,000
        Total current liabilities       130,460           205,516

Capitalized Lease LT                     79,778            54,447

Stockholders' equity
        Paid in capital                  88,942           128,942
        Retained Earnings               (40,776)          (51,995)
        Current Years Earnings          (11,219)         (111,231)
        Total Stockholders Equity        36,947           (34,284)

        Total Stockholders Equity and
               Liabilities               247,185           225,680





LANDMARK COMMUNICATIONS INC.
Statement of Operations (Unaudited)
For the periods ended as indicated



                                Three Months             Nine Months
                                Ended May 31,            Ended May 31,
                                  1998    1999             1998     1999
Sales                           119,203 308,556           257,533 546,945

Cost of Sales                     7,365 141,932             7,365 212,242

        Gross Profit            111,838 166,624           250,168 334,703

Selling Expense                  29,298  98,486            83,052 255,213

General and administrative
     Expenses                    47,455  74,013           160,708 180,910

        Gain or (loss) from
          Operations             35,085  (5,875)            6,408 (101,420)

Interest, net                       575   3,926               575   9,811

        Gain or (loss) before
          Provision for income
          Taxes                  34,510  (9,801)            5,833 (111,231)

Provision for income taxes            0       0                         0

Net gain or (loss)               34,510  (9,801)            5,833 (111,231)





LANDMARK COMMUNICATIONS INC.
Statement of Cash Flows (Unaudited)
For the periods ended as indicated

                                                   Nine Months
Cash flows from operating activities:              Ended May 31,
                                                  1998     1999
Net gain or (loss)                                 5,833 (111,231)
Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation                                 974    8,766
        Deferred Income Taxes                          0        0
        Changes in assets and liabilities
                Accounts Receivable              (32,764)  19,980
                Employee Advances                 (5,668)    (845)
                Due to/from officers               1,000   20,000
                Accounts Payable                   9,202   60,183
                Accrued payroll related
                    Liabilities                     (259)  (5,126)
                Accrued income taxes                   0        0
                                                 (21,683)  (8,272)
Cash flows from investing activities
        Purchase of capital equipment              2,523        0

Cash flows from financing activities
        Repayment of capitalized lease
           Obligations                            (9,606) (25,331)
        Proceeds from common stock                40,200   40,000
                                                  30,594   14,669

Net increase (decrease) in cash                    6,388    6,397

Cash at beginning of periods                       5,410    3,772

Cash at end of periods                            11,798   10,168



LANDMARK COMMUNICATIONS INC.
Notes to Financial Statements (Unaudited)
For the Nine Months Ended May 31, 1999

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

The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended August 31, 1998. The results of operations for the nine months ended May 31, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

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

Reporting Comprehensive Income: In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, " Reporting Comprehensive Income" was issued, which established standards for reporting and display of comprehensive income and its components as separate amounts in the financial statements. Comprehensive income includes all changes in equity during a period of an enterprise that results from recognized transactions and other economic events other than transactions with owners. This statement requires all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement affects only financial statement presentation. As of May 31, 1999, the Company does not carry any items required to be disclosed as other comprehensive income in accordance with the statement.

Revenue Recognition: Fees for services are recognized at month-end as services are completed and income earned.

Advertising: The Company expenses the cost of advertising as selling expenses as incurred. Advertising expenses was approximately $1698 for the nine month period ended May 31, 1999.

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

Net loss per common share: Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 25,386,666 for the three month period ending May 31, 1999. Stock options outstanding are not considered to be common stock equivalents, as the affect on net loss per common share would be anti-dilutive.

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

The following unaudited pro forma summary presents the consolidated financial position and results of operations of the Company as if the business combination occurred on September 1, 1998:

	As of May 31, 1998:
	Tangible current assets			       $	155,108
	Total assets						261.933
	Current liabilities					503,668
	Total liabilities						520,738
	Total stockholders' equity			     (258,805)

	For the nine months ended May 31, 1998:
	Net sales						    1,075,218
	Net (loss)					           (461,768)
	(Loss) per share				              (.02)

The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would gave been obtained had the business combination occurred as of September 1, 1998 or which may be obtained in the future.

3.	Capitalized Lease Obligations:
The Company leases equipment under non-cancelable lease agreements. Equipment under lease agreements aggregated at May 31, 1999 $129,929, less accumulated amortization at May 31, 1998 of $12,663.
Aggregate future minimum lease payments and the present value of minimum lease payments are as follows:

Years ending August 31,
1999								    $  53,381
2000						 			 53,381
2001						 			 35,588
Total minimum lease payments					142,350
Less amount representing interest				 23,390
Present value of minimum lease payments			118,960
Less amounts due within one year				 39,182
Long-term capitalized lease obligations		    $  79,778

4. 	Income Taxes
The components of the provision (benefit) for income taxes are as follows for the nine month period ended May 31, 1999:

Federal:
Current								   $ 1,500
Deferred - net operating loss carryover			    (1,600)
										(100)
State of California:
Current									 500
Deferred - net operating loss carryover			      (300)
									       200
Provision for income taxes					  $    100

Reconciliation of income taxes computed at the federal statutory rate to the provision for income taxes is as follows for the nine month period ended May 31, 1999:

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

Results of Operations

The Company's operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of new network architectures, the incurrence of related capital costs, variability and length of the sales cycle associated with the Company's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the Company and its competitors. Additional factors that may contribute to variability of operating results include: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole- or limited-source components; user demand for network and Internet access services; balancing of network usage over a 24-hour period; the ability to manage potential growth and expansion; the ability to identify, acquire and integrate successfully suitable acquisition candidates; and charges related to acquisitions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse affect on the Company's business. As a result, variations in the timing and amounts of revenues could have a material adverse affect on the Company's quarterly operating results. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely decline.

        Revenue.   Revenue totaled approximately $308,556 for the three
month period ended May 31, 1999, a 158% increase over revenue of $119,203 for the three month period ended May 31, 1998.
This increase reflects growth in revenue from:

        . the Company's broadened product offerings to its enterprise customers, especially the shifting from reselling GTE services to exclusively selling DSL and T-1 services.

        .  the Company's marketing arrangements with its strategic partners;

        . continued growth in revenue derived from Internet access customers;

        Cost of Revenue.   Cost of revenue consists primarily of personnel
costs to maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue increased for the three month period ended May 31, 1999 was approximately $141,932, an increase of 1,827% from cost of revenue of $7,365 for the three month period ended May 31, 1998. This increase is attributable to the shift from reselling GTE services to exclusively DSL and T-1 services. In addition, the increase in cost of revenue to the overall growth in the size of the network and costs associated with operations. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base.

        Sales Expense.   Sales expense consists primarily of personnel
expenses, including salary and commissions, and costs of for customer support functions.
Marketing and sales expense was approximately $98,486 for the three month period ended May 31, 1999 and $29,298 for the three month period ended May 31, 1998. The $69,188 increase in 1999 reflects an expansion of the sales organizations necessary to support the Company's shift from reselling GTE services to DSL and T-1 services. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid sales staff. Sales expense as a percentage of revenue increased to 32% for the three month period ended May 31, 1999 from 25% in the year earlier period as a result of the Company's product shift. The Company expects sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue.

        General and Administrative Expense.   General and administrative
expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was approximately $74,013 for the three month period ended May 31, 1999 and $47,455 for the three month period ended May 31,
1998. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. General and administrative expense as a percentage of revenue declined to 24% for the three month period ended May 31, 1999 from 40% in the year earlier period as a result of the Company's increased revenue.
The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations, but to decline as a percentage of revenue.

        Net Income Attributable to Common Stockholders. The Company's net loss attributable to common stockholders was approximately $9,801 for the three month period ended May 31, 1999 as compared to net income approximately $34,510 for the three month period ended May 31, 1998.

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

Financial Condition

To date, the Company has satisfied its cash requirements primarily through the debt financings and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease and debt financing obligations, and to finance and fund acquisitions. Net cash used by operations for the nine month periods ended May 31, 1999 and 1998 was approximately $8,272 and $21,683, respectively. Cash used for operating activities in the period ending May 31, 1999 was primarily affected by the net loss from operations as the company was expanding its market share and improving its infrastructure. The net cash used from operations decreased for the period ending May 31, 1998 was the result of an increase in accounts receivable resulting from a GTE sales promotion in April and May of 1998.

Net cash used in investing activities for the three month periods ended May 31, 1999 and 1998 was approximately $2,523 and $0, respectively.
Net cash used in investing activities for the three month period ended May 31, 1999 consisted of $2,523 used for purchases of capital equipment to support the Company's expanded network infrastructure.

The net cash increase for the three month period ended May 31, 1999 was $6,397 as compared to a net cash increase for the three month period ended May 31, 1998 of $6,388.

At May 31, 1999, the Company had cash and cash equivalents of approximately $10,168, and negative working capital of $114,231. In May of 1999 the President loaned the company $20,000 at 10% due in twelve months. The Company anticipates that it will require additional financing on a continuing basis. The Company will be required to raise such additional funds through public or private financing, strategic relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

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

The equipment and software that runs the Company's data centers are supplied by Microsoft, Cisco Systems, and Intel Corporation. The Company has implemented software patches supplied by Microsoft so that the Microsoft software in these data centers no longer contains any material year 2000 deficiencies. The Company implemented similar patches for the software supplied by Cisco Systems at the end of 1998. LMCI is building a new communications network, and, as such, the company does not have a technology infrastructure comprised of legacy software and systems. In building its communications network, the company has adopted a strategy to select technology vendors and suppliers that provide products that are represented by such vendors and suppliers to be Year 2000 Ready. In negotiating its vendor and supplier contracts, LMCI secures Year 2000 representations and warranties that address the Year 2000 Readiness of the applicable product(s). To date, the company has exclusively used equipment from Cisco Systems within our network backbone, and Customer Premises Equipment (CPE) from both Cisco Systems and Flowpoint / Cabletron. Both companies have provided the company with sufficient Year 2000 readiness information and test results for the equipment that we have purchased from these vendors. The company has tested and validated the Year 2000 Readiness of the company Network and select external systems, products, and facilities that are essential components in the company's delivery of the Services by engaging in a product delivery system tests. These system tests have been performed in a controlled, defined laboratory environment utilizing procedures to replicate the end-to-end delivery of Services. The Company does not separately track internal costs incurred to assess and remedy deficiencies related to the year 2000 problem, however, such costs are principally the payroll costs for its information systems group. The Company does not have and is not developing a contingency plan in the event its systems fail as a result of year 2000 related problems.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On June 1, 1999, the Company entered into a letter of intent to acquire Mobilenetics Corporation ("Mobilenetics"), a supplier of communications equipment, through the exchange of shares of newly issued Company common stock for all of the outstanding shares of Mobilenetics. (See Notes to Financial Statements).

June 30, 1999, the Company executed an investment banking agreement with Haggerty-Stewart, a NASD broker/dealer. Under the terms of this agreement, Haggerty-Steward is to be the exclusive Placement Agent for 120 days in raising capital for the Company.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit Table:

2  Merger Agreement - Acquisition of  Mobilenetics

10.3 Investment Banking Agreement

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