Form 10KSB
period 1999-08-31
LMKI INC
filed 1999-11-29
CIK 949113

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED AUGUST 31, 1999

                                  LMKI, INC.
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,598,076

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $45,278,143 computed by reference to the average bid and asked price of such common equity, as of August 31, 1999, which was $4.91.

The number of shares outstanding of the issuer's common stock, as of August 31, 1999 was 36,115,666.

DOCUMENTS INCORPORATED BY REFERENCE: Certain previously filed exhibits in Form 10-SB, Form 10-KSB for the fiscal year ended August 31, 1998, Form 10-QSB for the quarter ended May 31, 1999.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.

THIS ANNUAL REPORT ON FORM 10-KSB MAY CONTAIN CERTAIN PROJECTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT "Business - Risks And Uncertainties." WHILE THIS OUTLOOK REPRESENTS MANAGEMENT'S CURRENT JUDGMENT ON THE FUTURE DIRECTION OF THE BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. THE COMPANY UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF.


                              PART I

Item 1.  Description of Business.

Overview

LMKI Inc., formerly Landmark International, Inc., delivers broadband communications solutions including high-speed Internet access, data, voice and video services over a revolutionary national network to a wide spectrum of business customers. Additionally, LMKI Inc. offers application development, network integration and systems management services to businesses worldwide. Through strategic alliances and cost-effective network planning, LMKI Inc. provides unparalleled performance and service. LMKI provides both of the elements critical to the success of any business interested in utilizing the Internet: Access and Communications Applications. LMKI offers various cost-effective broadband connectivity options to businesses of all scope and size. LMKI's broadband access offerings range from DSL to DS3 service. Additionally, LMKI offers Network Development solutions and Internet Utility solutions. With our extensive knowledge and experience we are able to deliver VPN solutions (Virtual Private Networking), RPN solutions (Real Private Networking), Co-location, VOIP integration (Voice over IP) and Inter/Intra/Extra/net application development. Furthermore, the design and deployment of these solutions takes full advantage of the speed and reliability provided by LMKI's broadband Internet connections.

LMKI's fully integrated, cost-effective solution approach gives businesses little reason to search elsewhere for the same solution that would be delivered by 2 to 3 different companies, each specializing in one facet to the whole solution. Because LMKI's network is smarter than the competition and we have extensive experience in deploying multi-faceted Internet solutions, our plan is to brand LMKI as the clear market leader in delivering solid, complete and cost-effective network solutions to businesses that need to integrate the utility of the Internet into their operations.

Currently LMKI has a large number of customers that come from a wide range of industries in the marketplace. With favorable partnering and peering agreements ranging from backbone providers such as Level 3 and Qwest to DSL providers such as Covad, LMKI has been able to grow at an accelerated pace. These strategic partnerships have allowed LMKI to deliver dynamic solutions to corporations such as Xerox Corporation, IBM, Playboy Enterprises, CarsDirect.com, Southern California Automobile Association, Kanakaris.com and many others.

LMKI Inc. is an Internet Service Provider (ISP), offering small, medium, and large-sized businesses the lowest-cost entry-level connection to the Internet via high speed DSL, the newest and fastest communications technology. LMKI's proprietary product, the Zip-DSL, allows all businesses to participate in the full range of Internet services.

LMKI is customer-driven, providing subscribers 24-hours-a-day, seven-days-a-week personal service. Partnership agreements with Covad (NASDAQ:COVD), Qwest Communications (NASDAQ:QWST), and Level Three Communications (NASDAQ:LVLT) guarantee technical support and field service for near-perfect network reliability for LMKI'S growing infrastructure.

DSL Expansion

According to TeleChoice, a telecommunications consulting firm, the market for digital subscriber lines (DSL) has charted growth of 300% for the first half of 1999, well beyond analysts' expectations. Positioning itself to give cable modem competition a good run, DSL is a technology that uses digital coding to push up to 99% more information through a regular copper phone line. The result is that the line can transmit data using a higher frequency, and simultaneous voice and fax using a lower frequency. DSL services the "last mile"- the area stretching from the central phone exchange to the customer - that has proven such a challenge in providing fast connections to businesses. Laurie Falconer, DSL analyst at TeleChoice, expects market growth for DSL to speed up, and competition to increase. "There's a lot of demand for it," she says. Falconer claims a main factor to separate the market leaders and losers will be the viability of the targeted market. LMKI is only aiming to attract multi-location businesses to its product.

Published figures and projections about growth of the Internet vary, but agreement about rapid expansion is standard. A new study of the Internet telephony business by Killen & Associates, a telecommunications research and consultant group in Palo Alto, Ca. Forecasts an $8 Billion market by the year 2003 for providers of IP services offering voice, fax and video capabilities.

Recent mergers of telephone and cable companies, and acquisitions of Internet technology companies predict that broadband access is the future of the online world. LMKI Communications, which began its business activities in January 1999 has already achieved a doubling of its monthly growth rate, with current subscribers and expects an exponential cumulative gross run rate over the next year.

Business Broadband

Data Competitive Local Exchange Carriers (CLECs) have built their business models around the small and medium-size markets for local broadband services, and it's easy to see why. International Data Corp. (IDC) of Framingham, Massachusetts estimates that as of year-end 1998, 3.9 million of the 7.4 billion small businesses in the United States had Internet access. Nearly 3.3 million of these small businesses were using dial-up services. According to John Stormer, NorthPoint's Vice President of marketing, converting small business dial-up customers to DSL "defines a big part of the market opportunity."

The Internet's increasingly pivotal role in business via Web content, e-commerce and virtual private networks (VPNs), combined with the lack of affordable, high-speed access solutions for small businesses, have created a large niche for DSL services. Although the market is still nascent, Morgan Stanley Dean Witter & Co. of New York estimates the U.S. DSL service market for access alone will reach $7 billion to $9 billion by 2002.

For a number of reasons, data CLECs have chosen to use DSL to reach their target market instead of other access media. One factor is that competing access technologies are not currently well-positioned for small businesses. ISDN, for example, is a relatively slow broadband service with many hidden charges. Broadband wireless has technology glitches to fix, and any business deployments of cable modems would require further network build-outs and upgrades to two-way high-speed service.

DSL, on the other hand, takes advantage of unused spectrum in existing copper telephone wires, the same basic wiring used to supply a home or office with regular telephone service. According to Peter Meade, a senior analyst with market researcher Cahners In-Stat Group, Newton, Massachusetts, DSL is a great solution for small businesses, remote offices and telecommuters. "T1 [a leased line connection] is too expensive for this segment, dial-up is too slow, and ISDN [offered by ILECs] adds per-minute online charges to their base monthly price," Meade says.

J.P. Morgan's Langner agrees: "DSL is a dedicated service, and that makes it much more attractive to business than cable, dial-up and ISDN. It is becoming a viable T1 competitor on price."

Although local phone companies are in the best position to offer DSL because they own the core infrastructure that supports it, until very recently, they were reluctant to market these services to business customers. According to New York based Bank of America Securities LLC senior analyst Michael Renegar, ILECs won't aggressively sell DSL services to businesses. "DSL will cannibalize existing T1 service, for which ILECs typically charge $1,000 a month," he says. "It would reduce margins considerably."

Business Strategy

LMKI intends to capitalize on the enormous public attention focused on the Internet by increasing its telemarketing sales and technical support staff, targeting its advertising to its core audience, and by providing the most efficient, lowest-cost high speed Internet service in its corridor.

Lmki Communication's Competitive Advantages

-	LMKI's knowledgeable and growing sales force and technical staff. LMKI is making sure that the sales force is trained on the "high-end" networking elements in which LMKI deals so they will be able to service the needs of their customers.

-	LMKI's business model optimizes cost, efficiency and flexibility. LMKI has addressed the largest cost factor in their methodology for deploying their network through a leasing strategy rather than a building strategy. This keeps start-up costs as low as possible.

- LMKI's efficiency can be seen in harnessing a network comprised of highly intelligent and functional network elements (such as their application of MPLS meshed with the backbones of L3 and Qwest and the last mile services of Covad). LMKI can focus on support systems that use the carrier's distributed intelligence and are developed faster and leaner.

- LMKI changes its network with keystrokes rather than forklifts. LMKI's business model optimizes network flexibility due to strategic relationships with multiple carriers. This allows LMKI to use the latest network and software technologies focused on meeting the business plan. This advantage over embedded network elements and operation support systems cannot be overstated and is the key to successful competition.

- LMKI's lowest cost strategy for small and medium- sized businesses that need to compete with and survive against larger companies.

- Partner Strength. Covad, Qwest, Level 3 partnerships give LMKI the ability to deliver connectivity solutions faster and at a lower cost than the competition.

- 	LMKI's impressive client base.  Including Southern California
Automobile Association (CSAA) with approximately 300 DSL and 250 ISDN connections in a private network, Playboy with streaming video, Xerox with a private network, and CarsDirect.com with broadband web hosting.

- 	Integration.  All of the different connectivity solutions and custom applications development can be seamlessly integrated.

- Automation. LMKI's Network Management tools are automated which leads to less downtime, and lower labor costs.

- 	LMKI's customized customer approach and advanced telecommunications technology.

- LMKI management's experience and knowledge and ability to provide highest quality services.

- Success depends upon careful planning and the selection of partners. LMKI can meet the customer's needs more efficiently with entrenched procedures. This enables LMKI to excel at customer service.

Innovative Products

IP Technology. The cutting edge technology in the telecommunications industry moving forward to the future is based on the IP protocol. IP technology is able to realize the convergence of traditional voice type applications plus current and future data/internet type applications. IP provides operational efficiency when managing a single platform that can carry any type of service application. At an early stage, LMKI recognized this potential and deployed a worldwide IP network. The Virtual Private Network (VPN), and Real Private Network (sm) (RPN), qualify as Cisco Powered Networks, and are a major step in materializing converged networks. The main focus of LMKI in deploying and managing the VPN and RPN is to maintain and guarantee the highest quality and reliability standards. The non-use of the public Internet, has given LMKI a competitive edge, therefore we can ensure a better than Carrier Grade quality.

The Real Private Network (sm) service incorporates the speed, security and versatility of DSL (Digital Subscriber Line) technology with the wide geographical coverage of Qwest's and Level Three's fiber networks. By combining multiple connectivity options with a homogenous, managed network, business customers that do not yet have DSL available in their area can take advantage of our RPN services through dedicated OC-n, T3, T1, ATM, frame relay, ISDN and dial up connectivity services. Using these multiple technologies gives LMKI a differential advantage over the competition. No competitor can offer the same full service solution as LMKI. Other players can come in an offer a solution, but at a much higher price, without the speed and reliability LMKI offers.

A Real Private Network is a unique service that securely links together each of an organization's sites to create a private wide area network without touching the Internet. By meshing together cutting edge technology such as, DSL, ISDN, Frame Relay and Point to Point dedicated circuits, we deliver a cost-effective alternative to deploying an internal network. Offering the features, performance, and security that business information requires, a Real Private Network includes pre-configured hardware, network management, and security services, yet costs much less than traditional WAN solutions. Some of the main benefits to LMKI's proprietary product:

- Offers the benefits of private networking without the burden of network management, investment in Internet-access, expensive hardware, and obsolete equipment.

- Optional mediated access to the public Internet in conjunction with private site-to-site connectivity.

- Enables users to access files and applications from any location on the Real Private Network as if the network were a LAN; workers and workgroups anywhere can more efficiently share information and collaborate on computer-based projects.

- Service guarantees assure the performance and reliability needed for high priority information.

- Lets the client give customers and business partners controlled access to their internal resources for strategic and tactical advantage.

- Quickens the delivery of internal e-mail, file transfers, and other internal traffic by avoiding the public Internet.

Strategic Partnerships

LMKI has created strategic partnerships with Covad, Level Three, and Quest to be the technological leader in the high speed internet connectivity marketplace.

What makes LMKI so revolutionary is the backbone of our nationwide network has been outsourced to nationwide carriers Qwest Communications International and Level Three Communications. LMKI was the first customer
to co-locate with Level Three.   By using Qwest's and Level Three's network
infrastructure, we avoid all of the costs and pitfalls of implementing our own infrastructure, yet we are able to take advantage of the economies of scale and the redundancy that only multi-billion dollar companies such as Qwest and Level Three can afford. The result: our network is faster, and can be re-tooled, re-configured and tuned to match the changing needs of the market without the man-power overhead and capital that our competition has to spend on their legacy networks. This keeps LMKI growing and evolving as the market place changes, while the competition is trying to gain ground on our previous accomplishments. We can focus our resources on delivering value-added services and quality network access, rather than on backbone technology that changes constantly.

Covad Communications Group is a packet-based Competitive Local Exchange Carrier that provides high-speed digital communications services using Digital Subscriber Line technology to LMKI's customers. Covad sells speed to users hooked on LANs. Covad provides remote access to LANs and the Internet, with speeds of up to 1.5 megabits per second (25 times faster than most modems). Covad's use of existing copper phone lines allows it to offer lower rates and 24-hour local connectivity. The company, which installs lines, configures equipment, and designs networks in 22 regions. Other clients include Cisco Systems, Oracle, and Sprint.

Level Three Communications is a telecommunications & information services company that plans to build an advanced, international facilities-based
communications network based on Internet Protocol (IP) technology.   It is
building an international fiber-optic network, in which entities, like Nextel and Nextlink, are investing in return for network capacity. Level 3 offers local, long-distance and Internet service over leased network capacity in 15 cities in the US and two in Europe. It also offers computer operations outsourcing and owns stakes in telecom providers RCN and Commonwealth Telephone Enterprises.

Qwest Communications International is a telecommunications based company that encompasses an 18,800-mile fiber-optic network connecting approximately 500 US cities, and 90 countries. Qwest offers local and long-distance telephone, Internet, and multimedia services to businesses and consumers over its Internet protocol-based network -- 12,500 miles of which are active. The #4 US long-distance provider is also building networks to serve Mexico (1,400 miles) and Europe (9,100 miles, in a joint venture with Dutch phone company KPN). Qwest has network capacity on three transatlantic cables and is helping to construct a transpacific cable. Qwest has also agreed to merge with Baby Bell US WEST.

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

A number of states have enacted or are considering legislation to regulate telemarketing. For example, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be cancelled within three business days. Several states require telemarketers to obtain licenses and post bonds. The Company does not process card payments for any of its customers and does not currently operate in any states where these requirements are imposed. From time to time, bills are introduced in Congress, which, if enacted, would regulate the use of credit information. The Company cannot predict whether this legislation will be enacted and what effect, if any, it would have on the telemarketing industry.

The telephone industry is also subject to government regulation, primarily by state public utility commissions. The Company relies on its clients and their advisers to develop the scripts to be used by the Company in making consumer solicitations. The Company has never been help responsible for regulatory noncompliance.

Risks And Uncertainties

OUR EXTREMELY LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS

We only recently began to market our major service, DSL lines. We began offering commercial service in 1999. Accordingly, you have limited information about our company with which to evaluate our business, strategies and performance and an investment in our common stock.

OUR RAPID GROWTH MAY STRAIN OUR OPERATIONS

Our rapid growth will continue to cause a significant strain on our managerial, operational, financial and information systems resources. To accommodate our increasing size and manage our growth, we must continue to implement and improve these systems and expand, train and manage our employees. Although we are taking steps to manage our growth effectively, we may not succeed. If we fail to successfully manage our growth, our ability to maintain and increase our member base will be impaired, and as a result, our business may suffer.

TECHNOLOGY TRENDS COULD RENDER OUR BANDWIDTH OR TECHNOLOGY OBSOLETE

Our products and services are targeted toward users of the Internet, which has experienced rapid growth. The Internet services market is characterized by rapidly changing technology, evolving industry standards; changes in member needs and frequent new service and product introductions. Our future success depends, in part, on our ability to use leading technologies effectively, to develop our technical expertise, to enhance our existing services and to develop new services that meet changing member needs on a timely and cost-effective basis. In particular, we must provide subscribers with the appropriate products, services and guidance to best take advantage of the rapidly evolving Internet. Our failure to respond in a timely and effective manner to new and evolving technologies (such as those offering greater bandwidth services, among others) could have a negative impact on our business and financial results.

We cannot assure that we will be successful in responding to changing technology or market trends. In addition, services or technologies developed by others may render our services or technologies uncompetitive or obsolete. Furthermore, changes to our services in response to market demand may require the adoption of new technologies that could likewise render many of our assets technologically uncompetitive or obsolete. As we accept bandwidth from IXC and our other existing global network suppliers or acquire bandwidth or equipment from other suppliers that may better meet our needs than existing bandwidth or equipment, many of our assets could be determined to be obsolete or excess. The disposition of obsolete or excess assets could have a material adverse effect on our business, financial condition and results of operations.

Even if we do respond successfully to technological advances and emerging industry standards, the integration of new technology may require substantial time and expense, and we cannot assure you that we will succeed in adapting our network infrastructure in a timely and cost-effective manner.

Our business may also be affected by problems caused by computer viruses, security breaches and other inappropriate uses of our network (e.g., email "spamming"). Alleviating these problems may cause interruptions, delays or cessation in service to our members, which could cause them to terminate their membership or assert claims against us.

OUR BUSINESS DEPENDS ON CONTINUED GROWTH OF THE INTERNET

Our future success substantially depends on continued growth in the use of the Internet. Although we believe that Internet usage and popularity will continue to grow as it has in the past, we cannot be certain that this growth will continue or that it will continue in its present form. If Internet usage declines or evolves away from our business, our growth will slow or stop and our financial results will suffer.

WE ARE DEPENDENT ON TELECOMMUNICATIONS CARRIERS AND OTHER SUPPLIERS

We rely on traditional telecommunications carriers to transmit our traffic over local and long distance networks. These networks may experience disruptions that are not easily remedied. In addition, we depend on certain suppliers of hardware and software. If our suppliers fail to provide us with network services, equipment or software in the quantities, at the quality levels or at the times we require, or if we cannot develop alternative sources of supply, it will be difficult, if not impossible, for us to provide our services.

Our failure to develop and maintain good relationships with marketing partners in a local service market could adversely affect our ability to obtain and retain customers in that market

In addition to marketing through our direct sales force, we rely on relationships with local marketing partners, such as integrators of computer systems and networks and consultants. These partners recommend our services to their clients, provide us with referrals and help us build a local presence in each market. We may not be able to identify, and maintain good relationships with, quality marketing partners or assure you that they will recommend our services rather than our competitors' services to their customers. Our failure to identify, and maintain good relationships with, quality marketing partners could have a material adverse effect on our ability to obtain and retain customers in a market and, as a result, our business would suffer.

OTHER TECHNOLOGIES FOR THE HIGH-SPEED INTERNET CONNECTIVITY MARKET WILL COMPETE WITH OUR SERVICES

Our services are competing with a variety of different high-speed Internet connectivity technologies, including cable modem, satellite and other wireless technologies. Many of these technologies will compete effectively with our services. If any technology competing with our technology is more reliable, faster, less expensive, reaches more customers or has other advantages over DSL technology, then the demand for our products and services and our revenues and gross margins may decrease.

YEAR 2000 RISK MAY ADVERSELY AFFECT OUR COMPANY

Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. We utilize software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the year 2000 phenomenon. For example, we are dependent on the institutions involved in processing our members' credit card payments for Internet services. We are also dependent on telecommunications vendors and leased POP vendors to maintain network reliability.

We have assessed our proprietary software and internal systems and determined them to be year 2000 compliant. We anticipate that our systems, including components thereof provided by third-party vendors, will be year 2000 compliant by 2000. The failure of our software and computing systems and of our third-party vendors to be year 2000 compliant could have a material adverse effect on us.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE

We have funded operations primarily through operating funds, private and public sales of equity securities, borrowings from third parties and capitalized leases. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our member base, the rate of expansion of our network infrastructure and potential acquisitions. We cannot accurately predict the timing and amount of our capital requirements. If our capital requirements vary materially from our plans, we may require additional financing sooner than anticipated. We have no commitments for any additional financing other than a $25 million (increasing to $100 million over a three year period) line of credit from Qwest Communications, Inc. Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictions on our financing and operating activities. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or anticipated expansion.

RELIANCE UPON OPERATING MANAGEMENT

Our success is dependent substantially upon the efforts of certain key personnel. No person should purchase the securities offered herein unless they are willing to entrust all aspects of the Company to those persons. The loss of any of such key personnel could adversely affect our business and prospects. We may not be able to replace or add to such key personnel.

OUR GROWTH AND EXPANSION MAY STRAIN OUR ABILITY TO MANAGE OUR OPERATIONS AND OUR FINANCIAL RESOURCES

Our rapid growth has placed a strain on our administrative, operational and financial resources and has increased demands on our systems and controls.
We cannot assure that our existing operating and financial control systems and infrastructure will be adequate to maintain and effectively monitor future growth. Our continued growth may also increase our need for qualified personnel. We cannot assure that we will be successful in attracting, integrating and retaining such personnel.

We face risks associated with our acquisitions of bandwidth from network suppliers, including our strategic alliances with Covad Communications Group, Inc. and Qwest Communications International, Inc. relating to our dependence on their ability to satisfy their obligations to us, the possibility that we may need to incur significant expenses to utilize bandwidth and their ability to build-out their networks under construction that could adversely affect our ability to utilize acquired bandwidth

We are subject to a variety of risks relating to our recent acquisitions of fiber-based telecommunications bandwidth from our various global network suppliers, including our strategic alliance with IXC Communications Inc., and the delivery, operation and maintenance of such bandwidth. Such risks include, among other things, the following:

- the risk that financial, legal, technical and/or other matters may adversely affect such suppliers' ability to perform their respective operation, maintenance and other services relating to such bandwidth, which may adversely affect our use of such bandwidth;

- the risk that we will not have access to sufficient additional capital and/or financing on satisfactory terms to enable us to make the necessary capital expenditures to take full advantage of such bandwidth;

- the risk that such suppliers may not continue to have the necessary financial resources to enable them to complete, or may otherwise elect not to complete, their contemplated build-out of their respective fiber optic telecommunications systems; and

- the risk that such build-out may be delayed or otherwise adversely affected by presently unforeseeable legal, technical and/or other factors.

We cannot assure that we will be successful in overcoming these risks or any other problems encountered in connection with our acquisitions of bandwidth.

FLUCTUATIONS IN OPERATING RESULTS

Our operating results could vary from period to period as a result of our inability to increase continuously its number of subscribers. An economic recession, downturn in consumer optimism or other factors may trigger an economic environment that could negatively influence potential customers and may affect the sales effort of the Company.

WE FACE A HIGH LEVEL OF COMPETITION IN THE COMMUNICATION SERVICES INDUSTRY

The market for high bandwidth communications connectivity and related services is extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as established businesses from different industries.

Our current and prospective competitors include other national, regional and local ISPs, long distance and local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communications providers and on-line service providers. We believe that our network, products and customer service distinguish us from these competitors. However, some of these competitors have significantly greater market presence, brand recognition and financial, technical and personnel resources than we do.

We compete with all of the major long distance companies, also known as inter-exchange carriers, including AT&T, MCIWorldCom, Sprint and Cable & Wireless/IMCI, which also offer Internet access services. The recent sweeping reforms in the federal regulation of the telecommunications industry have created greater opportunities for local exchange carriers, including the regional Bell operating companies, to enter the Internet connectivity market. We believe that there is a move toward horizontal integration through acquisitions of, joint ventures with, and the wholesale purchase of connectivity from ISPs to address the Internet connectivity requirements of the current business customers of long distance and local carriers. The WorldCom/MFS/UUNet consolidation, the WorldCom/MCI merger, the ICG/NETCOM merger, Cable & Wireless' purchase of the internet MCI assets, the Intermedia/DIGEX merger, GTE's acquisition of BBN, Global Crossing's recently announced plans to acquire Frontier Corp. (and Frontier's prior acquisition of Global Center), Qwest Communication's recently announced plans to acquire US West and AT&T's purchase of IBM's global communications network are indicative of this trend. Accordingly, we expect to experience increased competition from the traditional telecommunications carriers. Many of these telecommunications carriers may have the ability to bundle Internet access with basic local and long distance telecommunications services. This bundling of services may have an adverse effect on our ability to compete effectively with the telecommunications providers and may result in pricing pressure on us that could have a material adverse effect on our business, financial condition and results of operations.

Many of the major cable companies have announced that they are exploring the possibility of offering Internet connectivity, relying on the viability of cable modems and economical upgrades to their networks. Several announcements also have recently been made by other alternative service companies approaching the high bandwidth connectivity market with various wireless terrestrial and satellite-based service technologies.

The predominant on-line service providers, including America Online and Microsoft Network, have all entered the Internet access business by engineering their current proprietary networks to include Internet access capabilities. We compete to a lesser extent with these on-line service providers. However, America Online's acquisition of Netscape Communications Corporation and related strategic alliance with Sun Microsystems will enable it to offer a broader array of Internet protocol-based services and products that could significantly enhance its ability to appeal to the business marketplace and, as a result, compete more directly with us.

Recently, there have been several announcements regarding the planned deployment of broadband services for high speed Internet access by cable and telephone companies. These services would include new technologies such as cable modems and xDSL. These providers have initially targeted the residential consumer. However, it is likely that their target markets will expand to encompass business customers, which is our target market. This expansion could adversely affect the pricing of our service offerings. Moreover, there has recently been introduced a number of free ISP services, particularly in non-U.S. markets, and some ISPs are offering free personal computers to their subscribers. These trends could have a material adverse effect on our business, financial condition and results of operations.

As a result of the increase in the number of competitors and the vertical and horizontal integration in the industry, we currently encounter and expect to continue to encounter significant pricing pressure and other competition. Advances in technology as well as changes in the marketplace and the regulatory environment are constantly occurring, and we cannot predict the effect that ongoing or future developments may have on us or on the pricing of our products and services. Increased price or other competition could result in erosion of our market share and could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

GOVERNMENT REGULATION

Our services are subject to federal, state and local regulation and changes in laws or regulations could adversely affect the way we operate our business.

The facilities we use and the services we offer are subject to varying degrees of regulation at the federal, state and/or local levels. Changes in applicable laws or regulations could, among other things, increase our costs, restrict our access to the central offices of the traditional telephone companies, or restrict our ability to provide our services. For example, the 1996 Telecommunications Act, which, among other things, requires traditional telephone companies to un-bundle network elements and to allow competitors to locate their equipment in the telephone companies' central offices, is the subject of ongoing proceedings at the federal and state levels, litigation in federal and state courts, and legislation in federal and state legislatures. In addition, FCC rules governing pricing standards for access to the networks of the traditional telephone companies are currently being challenged in federal court. We cannot predict the outcome of the various proceedings, litigation and legislation or whether or to what extent these proceedings, litigation and legislation may adversely affect our business and operations. In addition, decisions by the FCC and state telecommunications regulators will determine some of the terms of our relationships with traditional telecommunications carriers, including the terms and prices of interconnection agreements, and access fees and surcharges on gross revenue from interstate and intrastate services. State telecommunications regulators determine whether and on what terms we will be authorized to operate as a competitive local exchange carrier in their state. In addition, local municipalities may require us to obtain various permits, which could increase the cost of services or delay development of our network. Future federal, state and local regulations and legislation may be less favorable to us than current regulations and legislation and may adversely affect our businesses and operations.

We provide Internet services through data transmissions over public telephone lines and cable networks. These transmissions are governed by the Federal Communications Commission (the "FCC"). As an Internet access provider, we are not subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. However, we could become subject to FCC or other regulatory agency regulation especially as Internet services and telecommunication services converge. Changes in the regulatory environment could decrease our revenues and increase our costs.

Subsidiaries

The company has one wholly owned subsidiary, Landmark Communications, Inc., a Nevada Corporation doing business as Landmark Long Distance Inc. in the State of California.

Employees

The company has 50 employees, including 4 in executive management, 4 in administration, 5 in operations, and 37 in marketing. The Company considers its employee relations to be good.


Item 2.  Description of Property.

The Company leases approximately 5,000 square feet of commercial office space at 1720 East Garry Avenue, Suite 201, Santa Ana, California 92705. The monthly rent is approximately $5,000 on a one-year lease, which expires in November 1999, at which time the Company may continue to rent the space on a month to month basis. The Company is currently looking in for new space to accommodate its rapid growth. The anticipated space required is 25,000 square feet which its expects to pay between $1.20 to $2.00 per square foot, depending upon what services are included. The Company foresees no problem in obtaining such space.


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

Quarter Ended     High Bid       Low Bid
8/31/96           4.125          4.0
11/30/96          3.875          3.344
2/28/97           1.25           0.063
5/31/97           0.132          0.063
8/31/97           0.125          0.063
11/30/97          0.063          0.01
2/28/98           0.0625         0.03125
5/31/98           0.03125        0.03125
8/31/98           0.03125        0.03125
11/28/99          0.03125        0.03125
2/29/99           0.09           0.02
5/31/99           1.00           0.05
8/31/99           9.125          0.4375

As of August 31, 1999 the closing bid price of the Company's common shares was $4.875. As of August 31, 1999, there were 428 registered holders of record of the Company's shares.

No dividends have been declared with respect to the Company's common shares since inception. The Company is not likely to pay any dividends in the foreseeable future. The Company intends to reinvest any earnings in its operations.

The transfer agent for the Company's securities is Nevada Agency and Trust Company, 50 West Liberty, Suite 880, Reno, Nevada 89501, 775-322-0626.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations.

The Company's operating results have fluctuated in the past due to on again off again GTE sales promotions. As of January of 1999 LMKI canceled its contract with GTE and focused all of its attention on its DSL and broadband business. Since the Company started selling T-1 services last year it has been working closely the Mobilenetics Inc. and as of June 1, 1999 LMKI purchased all of the outstanding stock of Mobilenetics Inc. The management and employees of Mobilenetcis provided the needed technical expertise to further its goal in being a leader DSL and broadband market. LMKI has also formed strategic partnerships with Covad, Level Three and Quest, to bring high speed internet connectivity to the marketplace. These partnerships' provide LMKI with a nation-wide foot print in which the Company plans to aggressively market its products.

LMKI has created strategic partnerships with Covad, Level Three, and Quest to be the technological leader in the high speed internet connectivity marketplace. The Company plans to leverage these partnerships and others in order to become a nation-wide provider of DSL and broadband services.

In connection with our expansion in to a nation-wide provider, we expect to significantly increase our capital expenditures, as well our sales and marketing expenditures, to deploy our networks and support our customers. Accordingly, we expect to incur substantial losses for at least the next two years.

Revenue

During the last half FYE August 31, 1999, LMKI entered the DSL and broadband Internet market and increased its sales from $397,363 in 1998 to $1,598,076, a 402% increase. Two thirds of the sales were booked in the last quarter. This increase is attributable to the switch to the DSL and broadband business, the rapid growth in customers in both Los Angeles/Orange metro and San Francisco Bay areas. We expect revenues to increase in future period as we expand our network within existing regions, and enter in to new regions and increase our sales and marketing efforts in all of our target markets.

Cost of Sales.   We recorded network and product costs of $52,001 for the
year ended August 31, 1998 and $922,589 for the year ended August 31, 1999. This increase is attributable to the expansion our DSL and broadband network and increased orders resulting from our sales and marketing efforts. We expect network and product costs to increase significantly in future periods due to the increased sales activity and expected revenue growth.

Sales, Marketing, General and Administrative Expenses

Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of our business, the development of corporate identification, promotional and advertising costs, expenses for the establishment of our management team, and sales commissions. These expenses increased from $350,538 for the fiscal year ended August 31, 1998 to $1,313,383 for the fiscal year ended August 31, 1999. This increase is attribute to the growth in headcount in all areas of our company as we expanded our sales and marketing efforts, expanded our networks and broadband capabilities, and built our operating infrastructure. Sales, marketing, general and administrative expenses are expected to increase significantly as we continue to expand our business.



Deferred Compensation and Intangible Asset Amortization

We account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Since December of 1997, we have granted stock options with exercise prices equal to the fair value of the underlying Common Stock, as determined by our Board of Directors and based on our sales of stock to third parties and based on quoted market prices. Accordingly, we have not recorded compensation expense related to the granting of stock options in 1997 and 1998.

In June of 1999 we recorded intangible assets of $443,709 for the issuance of common stock for the acquisition of Mobilenetics. Annual amortization of this asset will be approximately $89,000 in each of the next four years and approximately $44,000 in the fifth subsequent year.

Financial Condition

To date, the Company has satisfied its cash requirements primarily through the debt financings, capitalized lease financings and loans from shareholder. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease and debt financing obligations, and to finance and fund acquisitions. Net cash used by operations for the year ended August 31, 1999 was approximately $626,970 and the cash used by operations for the year ended August 31, 1998 was approximately $40,925. Cash used for operating activities in the year ending August 31, 1998 was primarily affected by the net loss from operations and the increase of accounts receivable as the company was expanding its market share and improving its infrastructure.

Net cash provided by investing activities for the years ended August 31, 1999 and 1998 was approximately $3,512 and $0, respectively.

Net cash provided by financing activities for the years ended August 31, 1999 and 1998 was approximately $745,348 and $29,431. The primary source of financing for 1999 was from one shareholder.

The net cash increase for the year ended August 31, 1999 was $3,772 as compared to a net cash increase for the year ended August 31, 1998 of $5,408.

At August 31, 1999, the Company had cash and cash equivalents of $125,692 approximately $125,692, and positive working capital of $25,689. The Company anticipates that it will require additional financing on a continuing basis. The Company will be required to raise such additional funds through public or private financing, strategic relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

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

Based on the Company's assessment to date, the Company has determined that its internally developed software, including all of its operational, financial and management information systems software are year 2000 compliant.

The Company's operational, financial and management information systems software which have not been internally developed have been certified as year 2000 compliant by the third party vendors who have supplied the software.

The equipment and software that runs the Company's data centers are supplied by Microsoft, Cisco Systems, and Intel Corporation. The Company has implemented software patches supplied by Microsoft so that the Microsoft software in these data centers no longer contains any material year 2000 deficiencies. The Company implemented similar patches for the software supplied by Cisco Systems at the end of 1998. LMKI is building a new communications network, and, as such, LMKI does not have a technology infrastructure comprised of legacy software and systems. In building its communications network, LMKI has adopted a strategy to select technology vendors and suppliers that provide products that are represented by such vendors and suppliers to be Year 2000 Ready. In negotiating its vendor and supplier contracts, LMKI secures Year 2000 representations and warranties that address the Year 2000 Readiness of the applicable product(s). To date, LMKI has exclusively used equipment from Cisco Systems within our network backbone, and Customer Premises Equipment (CPE) from both Cisco Systems and Flowpoint / Cabletron. Both companies have provided LMKI with sufficient Year 2000 readiness information and test results for the equipment that we have purchased from these vendors. LMKI has tested and validated the Year 2000 Readiness of the LMKI Network and select external systems, products, and facilities that are essential components in LMKI's delivery of the Services by engaging in a product delivery system tests. These system tests have been performed in a controlled, defined laboratory environment utilizing procedures to replicate the end-to-end delivery of Services. The Company does not separately track internal costs incurred to assess and remedy deficiencies related to the year 2000 problem, however, such costs are principally the payroll costs for its information systems group. The Company does not have and is not developing a contingency plan in the event its systems fail as a result of year 2000 related problems.

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


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.

Name                   Age    Title

William J. Kettle      69     Chief Executive Officer, Chairman, Director

Bryan Turbow	     31     President, Chief Technical Officer, Director

Adela Maria Kettle     53     Vice President, Director

John W. Diehl, Jr.     45     Chief Financial Officer, Secretary, Director

Mr. Kettle has been Chief Executive Officer and a Director of the Company since October 1994. He became Chairman in June 1999 at the time when he stepped down as President, a position he had held since October 1994. He was President and Chairman of ThriftyTel, Inc. from 1988 until August 1994. ThriftyTel is engaged in the business of providing discount long distance telephone services. ThriftyTel filed a petition in Chapter 11 in 1994 subsequent to Mr. Kettle's disassociation. From 1981 to 1985, Mr. Kettle served as Secretary, Treasurer and a director of Sierra College in Los Angeles, California. From 1972 to 1981 he was President of Bauder College in Sacramento, California. Mr. Kettle attended Kilgore College and the University of Houston.

Bryan L. Turbow has been the President and Chief Technical Officer of the Company since June 1999, when he merged MobileNetics Corporation with the Company. He became a Director in October 1999. He started MobileNetics in June 1986, and was the president, and sole shareholder until merging with the Company. At MobileNetics he was responsible for telecommunications consulting and systems integration.

Adela Maria Kettle has since September 1994 been Vice President of the Company. From 1986 through August 1994 she was Executive Vice
President of Sales and Marketing at Thrifty Telecommunicaitons, Inc. From 1981 to 1985, she was Vice President of Sales and Marketing at Sierra College in Los Angeles, California. From 1970 to 1981 she was employed at Bauder College in Sacramento, California, ending as Vice President of Sales and Marketing.

John W. Diehl, Jr. has since September 1994 been an independent accounting and tax consultant with the Company. As of June of 1999 he has been the Chief Financial Officer and Secretary of the company. He is a Certified Public Accountant with ten years of public accounting experience, six years in his own practice and prior to that Director of Internal Audit for Memorial Health Services, Long Beach for ten years and two years as Director of Telecommunications after Director of Audit. He holds a BS in Business Administration with emphasis in Accounting from the California State University at Northridge and a Masters in Business Administration from the University of La Verne.

Compliance with 16(a) of the Exchange Act. Federal securities laws require the Company's directors, certain of its officers, and persons owning beneficially more than ten percent (10%) of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Commission. The Company is required to disclose any failure of persons, who at any time during the fiscal year, were directors, officers required to report, or more than ten percent (10%) beneficial owners, to file timely those reports during the fiscal year. The Company undertakes the responsibility to file all required reports on behalf of its directors and officers. To the Company's knowledge, based solely upon information furnished to the Company by its directors and certain of its officers, during the fiscal year ended August 31, 1999, the following Company directors, officers required to report, and greater than ten percent (10%) beneficial owners did not make all such filings on a timely basis: John Diehl as to Form 5 pertaining to the acquisition of common stock listed in Item 10 and 11, Adela Maria Kettle as to Form 4 pertaining to the disposition of common shares listed in Item 11, William Kettle as to Form 4 pertaining to the acquisition of common shares and options listed in Item 10 and 11, Bryan Turbow as to Form 5 pertaining to his acquisition of common stock listed in
Item 11 in connection with the Company's acquisition of MobileNetics.



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
Principal                                         sation     Award(s)      Options/     Payouts    sation
Position           Year  Salary ($)  Bonus ($)    ($)        ($)           SARs (#)     ($)        ($)
(a)                (b)   (c)         (d)          (e)        (f)           (g)          (h)        (i)

William J. Kettle  1999  $0                                  4,000,000 (1) 4,000,000 (2)
Chairman, Chief    1998  $0                                  4,000,000 (3) 4,000,000 (4)
Executive Officer  1997  $0

Bryan L. Turbow    1999
Vice President,    1998  $36,174                  $4,020 (6)
President, Chief   1998  $0
Technical Officer  1997  $0

Adela Maria Kettle 1999  $47,977
Secretary          1997  $33,099

John W. Diehl, Jr  1999                           $41,300(5)   200,000 (5)
Chief Financial    1998                           $3,800 (5)
Officer            1997                           $7,950 (5)

Footnotes
(1) Award granted as of 12-28-98 for 4,000,000 restricted common shares at $.01 per share.
(2) Option granted as of 12-28-98 for 4,000,000 restricted common shares at $.01 per share.
(3) Award granted as of 12-28-97 for 4,000,000 restricted common shares at $.01 per share.
(4) Option granted as of 12-28-97 for 4,000,000 restricted common shares at $.01 per share.
(5) Payment as an independent consultant.
(6) Other employee benefits.

Option/SAR Grants

The following table shows information regarding grants of stock options in this last completed fiscal year to the executive officers named in the Summary Compensation Table.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                         [Individual Grants]

                   Number of         % of Total
                   Securities        Options/SARs
                   Underlying        Granted to        Exercise
                   Options/SARs      Employees         or Base
Expiration
Name               Granted (#)       in Fiscal Year    Price ($/Sh)  Date
(a)                (b)               (c)               (d)           (e)
William J. Kettle  4,000,000         100%              .01           12-28-2003

Footnotes
(1) Award granted as of 12-28-98 for 4,000,000 restricted common shares at $.01 per share.
(2) Option granted as of 12-28-98 for 4,000,000 restricted common shares at $.01 per share.

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


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

                   Shares                   Number of Securities        Value of Unexercised
                   Acquired on   Value      Underlying Unexercised      In-The-Money Options/
                   Exercise      Realized   Options/SAR's at FY-End (#) SAR's at FY-End($)
Name                                        Exercisable Unexercisable   Exercisable   Unexercisable

William J. Kettle  0             0          8,000,000   0               39,200,000


Footnotes
 (1) FY-End Option/SAR Values based on exercise price of $.01 per share and 8-31-99 bid price of $4.91 per share.



Long-Term Incentive Plans

The Company had an incentive plan adopted December 5, 1996 that granted 20,000 shares of common stock to each employee with the understanding that if they quit or are fired with cause within two years they will surrender their stock back to the company or the Company will have the right to cancel those shares unilaterally. A total of 540,000 shares were issued under this plan.

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

Name and                   Amount and
Address of                 Nature of
Beneficial                 Beneficial              Percent
Owner                      Ownership               of Class

William J. Kettle (1)       7,550,000               20.9
1123 Buckingham Drive
Costa Mesa, CA 92626

Bryan L. Turbow (1)        12,000,000               33.2
1750 E. Garry Ave. #201
Santa Ana, CA 92705

A. Maria Kettle (1)         7,137,000 (2)           19.8
1123 Buckingham Drive
Costa Mesa, CA 92626

John W. Diehl, Jr. (1)        200,000                0.6
1083 Vallejo Circle
Costa Mesa, CA 92626

Paul Gamberg                2,000,000                5.5
233 North Rampart
Los Angeles, CA 90026

Named Officers and         26,887,000               74.4
Directors As a Group
Total Outstanding          36,115,666		            100.0

(1) Officer or Director.
(2) As Beneficiary of The Chapman Group. William J. Kettle is the Trustee of The Chapman Group and disclaims beneficial ownership thereof. Adela Maria Kettle is the wife of William J. Kettle.


Item 12.  Certain Relationships and Related Transactions.

Adela Maria Kettle is the wife of William J. Kettle.

During fiscal year 1999, the majority shareholder and Chairman, William J. Kettle, advanced $797,680 to the Company for working capital purposes. The notes payable bear interest at 10% per annum. The notes are repayable upon demand in cash or in common stock (at 50% of the bid price on the date of the loan) of the Company, or a combination thereof, at the option of the shareholder. Mr. Kettle intends to exchange his notes for common stock of the Company and has agreed not to demand repayment before November 11, 2000. The notes outstanding were issued as follows:

Date            Amount
6/9/1999         $20,000
6/21/1999        $70,000
6/25/1999        $25,000
6/28/1999        $20,000
7/8/1999         $21,500
7/12/1999        $42,180
7/13/1999        $29,000
7/27/1999       $220,000
8/4/1999        $300,000
8/31/1999        $50,000


Item 13.  Exhibits and Reports on Form 8-K.

   (a) Exhibit Table.

2.1 Merger Agreement - Acuisition of Mobilenetics Corporation (Incorporated by reference to Exhibit 2 of Form 10-QSB for the quarter ended May 31,
1999)

3.1 Articles Of Incorporation (1)

3.2 By-Laws (1)

10.1 Agreement For Payment Of Tax Obligations (2)

10.2 Equipment Lease Agreement (2)

10.3 Investment Banking Agreement. (Incorporated by reference to Exhibit
10.3 of Form 10-QSB for the quarter ended May 31, 1999)

10.4 Options Outstanding (*)

10.5 Form of Note Payable to William J. Kettle (*)

23 Consent Of Expert (*)

24 Power Of Attorney (*)

27 Financial Data Schedule (*)
____________________

(*) Filed herewith.
(1) Previously filed in the original registration statement Form 10-SB.
(2) Previously filed in Form 10-KSB for the fiscal year ended August 31, 1998.


   (b) Reports on Form 8-K filed during the quarter ended August 31, 1999.

None.

























LMKI, Inc.
(formerly Landmark International, Inc.)

Consolidated Financial Statements
with Report of Independent Auditors
For the Three Years in the Period Ended August 31, 1999












































LMKI, Inc.
(formerly Landmark International, Inc.)
For the three years in the period ended August 31, 1999
Contents









                                                                 Page
Report of Independent Auditors                                   1

Consolidated Financial Statements:
     Balance sheets                                              2
     Statements of operations                                    3
     Statements of changes in stockholders' equity (deficit)     4
     Statements of cash flows                                    5
     Notes to financial statement                                6-12



























REPORT OF INDEPENDENT AUDITORS






To the Stockholders
LMKI, Inc.

We have audited the accompanying consolidated balance sheets of LMKI, Inc. (formerly Landmark International, Inc.) as of August 31, 1999 and 1998, and the related consolidated statements of operation, cash flows and changes in stockholders' equity (deficit) for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the ove

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LMKI, Inc. (formerly Landmark International, Inc.) as of August 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1999, in accordance with generally accepted accounting principles.




Portland, Oregon
November 10, 1999







LMKI, Inc.                                                               2
(formerly Landmark International, Inc.)
Consolidated Balance Sheets

                                                        August 31
                                                 1999           1998
ASSETS
Current assets:
Cash                                             $   125,692    $   3,772
Accounts receivable                                  837,850       98,352
Deferred tax assets                                  242,750       13,650
Total current assets                               1,206,292      115,774

Equipment less accumulated
depreciation and amortization
of $40,482 in 1999 ($3,897 in 1998)                  262,067      143,161

Other assets:
Goodwill less accumulated
amortization of $23,353 in 1999                      443,709            -

Deposits                                              35,725            -
                                                     479,434            -
                                                 $ 1,947,793    $ 258,935

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                 $   999,319    $  81,089
Accrued payroll and
related liabilities                                  133,749        8,089

Accrued interest to shareholder                        3,112            -
Other accrued liabilities                              7,133        2,000

Capitalized lease obligations
due within one year                                   37,290       39,182

Total current liabilities                          1,180,603      130,360

Capitalized lease obligations                         55,275       79,778
Notes payable to shareholder                         797,680            -
Commitments
Stockholders' equity (deficit):
Common stock, $.001; shares authorized
50,000,000, shares issued and
outstanding 36,115,666 in 1999
(19,986,666 in 1998)                                  36,116        19,987
Additional paid-in capital                           345,796        68,955
Retained deficit                                    (467,677)      (40,145)
Total stockholders' equity (deficit)                 (85,765)       48,797
                                                 $ 1,947,793   $   258,935



See accompanying notes.



LMKI, Inc.                                                               3
(formerly Landmark International, Inc.)
Consolidated Statements of Operations



                                                  Years ended August 31
                                   1999            1998            1997

Net sales                      $ 1,598,076     $   397,363     $   285,200

Cost of sales                      922,589          52,001               -

Gross profit                       675,487         345,362         285,200

Selling expense                    111,903         130,050         159,751

General and
administrative
expenses                         1,201,480         220,488         188,200

Loss from operations              (637,896)         (5,176)        (62,751)

Interest (income)
expense, net                        18,736           5,843             (46)

Loss before provision
for income taxes                  (656,632)        (11,019)        (62,705)

Provision (benefit) for
income taxes                      (229,100)            100         (11,750)


Net loss                      $   (427,532)    $   (11,119)    $   (50,955)


Net loss per common share     $     (.0162)    $     (.0007)   $    (.0043)








See accompanying notes.



LMKI, Inc.                                                               4
(formerly Landmark International, Inc.)
Consolidated Statements of Changes in Stockholders Equity (Deficit)
For the period from September 1, 1996 through August 31, 1999

                                         Additional  Retained  Total
                        Common stock       paid-in   equity   stockholders'
                     Shares      Amount    capital   (deficit)  equity
                                                               (deficit)

Balance at
September 1, 1996    11,366,666  $ 11,367  $ 37,375  $ 21,929  $ 70,671

Shares issued in
exchange for
services                540,000       540     (540)         -         -

Net loss                      -         -        -    (50,955)  (50,955)

Balance at
August 31, 1997      11,906,666    11,907   36,835    (29,026)   19,716

Shares issued in
exchange for
equipment             4,000,000     4,000   36,200          -    40,200

Shares issued in
exchange for
services              4,080,000     4,080   (4,080)         -         -

Net loss                      -         -        -    (11,119)  (11,119)

Balance at
August 31, 1998      19,986,666    19,987   68,955    (40,145)   48,797

Shares issued in
exchange for
services              5,129,000    5,129    97,841          -   102,970

Shares issued in
exchange for
equipment             1,000,000    1,000    89,000          -    90,000

Shares issued for
purchase of
Mobilenetics
Corporation          10,000,000   10,000    90,000          -   100,000

Net loss                      -        -         -   (427,532) (427,532)

Balance at
August 31, 1999      36,115,666 $ 36,116 $ 345,796  $(467,677) $(85,765)



See accompanying notes.



LMKI, Inc.                                                               5
(formerly Landmark International, Inc.)
Consolidated Statements of Cash Flows

                    Years ended August 31
                                           1999        1998        1997
Cash flows from operating activities:
 Net loss                                 $(427,532)  $ (11,119)  $(50,959)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization            36,585       3,897          -
    Amortization of goodwill                 23,353           -          -
    Deferred income taxes                  (229,100)     (1,900)   (11,750)
    Services exchanged for common stock     102,970           -          -
    Changes in assets and liabilities,
     net of effects of purchase of
     Mobilenetics Corporation:
      Accounts receivable                  (676,509)    (59,738)    77,975
      Accounts payable                      412,588      24,031          -
      Accrued payroll related liabilities   125,660       2,000          -
      Accrued interest to shareholder         3,112           -          -
      Other accrued liabilities               1,903       1,904          -
                                           (626,970)    (40,925)    15,266

Cash flows from investing activities:
 Decrease in advances                             -       9,858    (9,858)
 Cash paid for Mobilenetics
  Corporation, net of cash acquired           3,512           -         -
                                              3,512       9,858    (9,858)

Cash flows from financing activities:
 Repayments of capitalized lease
  obligations                               (52,302)    (10,769)        -
 Proceeds from common stock                       -      40,200         -
 Proceeds from notes payable to
  shareholder                               797,680           -         -
                                            745,378      29,431         -

Net increase (decrease) in cash             121,920      (1,636)    5,408
Cash at beginning of year                     3,772       5,408         -
Cash at end of year                       $ 125,692   $   3,772  $  5,408

Supplemental disclosure of
cash flow information-
 Cash paid during the year
  for interest                            $  15,624   $   5,843  $      -

Supplemental disclosure on noncash
 investing and financing activities:
  Equipment acquired under capitalized
   lease agreements                       $  49,085   $ 129,729  $      -
  Equipment acquired in exchange for
   common stock                           $  90,000   $       -  $      -
  Common stock issued in exchange for
   purchase of Mobilenetics  Corporation  $ 100,000   $       -  $      -

See accompanying notes.


LMKI, Inc.                                                               6
(formerly Landmark International, Inc.)
Notes to Consolidated Financial Statements
August 31, 1999

1.	Nature of Business and Summary of Significant Accounting Policies
Nature of Business: LMKI, Inc. (formerly Landmark International, Inc.) (the "Company") is a Nevada Corporation engaged in providing communication services to individuals and businesses.

Basis of Consolidation: The consolidated financial statements include the accounts of LMKI, Inc. and its wholly-owned subsidiary Mobilenetics Corporation ("Mobilenetics") since the date of its acquisition. All intercompany accounts and transactions have been eliminated.

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

Goodwill: Goodwill represents the excess purchase price over the estimated fair value of Mobilenetics. Goodwill is being amortized using the straight-line method over five years.

Revenue Recognition: Fees for services are recognized at month-end as services are completed and income earned.

Advertising: The Company expenses the cost of advertising as incurred as selling expenses. Advertising expenses was approximately $10,500 for 1999 ($2,000 for 1998; $3,300 for 1997).

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



LMKI, Inc.                                                               7
(formerly Landmark International, Inc.)
Notes to Consolidated Financial Statements
August 31, 1999

1.	Nature of Business and Summary of Significant Accounting policies
(continued)
Net Loss per Common Share: Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 26,320,277 for 1999 (15,799,269 for 1998; 11,764,639 for 1997). Stock
options and warrants outstanding are not considered common stock equivalents, as the affect on net loss per share would be anti-dilutive.

Concentration Risk: The Company grants credit to customers in the Southern portion of the State of California. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company.

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

2.	Business Combination:
Effective June 1, 1999, LMKI, Inc. acquired Mobilenetics, a supplier of communications equipment, in a business combination accounted for as a purchase. The Company issued 10,000,000 shares of its common stock in exchange for all of the outstanding shares of Mobilenetics. The value of the shares issued for Mobilenetics was $100,000 ($.01 per share) which approximated the bid price of the Company's common stock on the date of exchange. The purchase price exceeded the fair market value of Mobilenetics by $467,062.

Cash paid for Mobilenetics, net of cash acquired was as follows:
Fair value of the Company's common stock                  $100,000
Fair value Mobilenetics:
Accounts receivable                                         86,167
Equipment                                                   16,406
Deposits                                                    35,725
Cost in excess of fair value of net assets acquired        467,062
Accounts payable                                          (508,872)
                                                            96,488
Cash Acquired                                           $    3,512


LMKI, Inc.                                                               8
(formerly Landmark International, Inc.)
Notes to Consolidated Financial Statements
August 31, 1999

2.	Business Combination (continued)
The results of operations of Mobilenetics are included in the accompanying consolidated financial statements since the date of acquisition. The following pro forma summary presents the consolidated financial position and results of operations of the Company as if the business combination occurred on September 1, 1998:

As of August 31, 1999:
Tangible current assets               $   963,542
Total assets                            2,164,873
Current liabilities                     1,180,603
Total liabilities                       2,033,558
Total stockholders' equity                131,315

For the year ended August 31, 1999:
Net sales                               2,289,208
Net loss                               (1,257,202)
Loss per common share                     (20.936)

The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of September 1, 1998 or which may be obtained in the future.


3.	Capitalized Lease Obligations:
The Company leases equipment under non-cancelable lease agreements. Equipment under lease agreements aggregated at August 31, 1999 $107,540 ($129,929 in 1998) less accumulated amortization at August 31, 1999 of $18,042 ($3,443 in 1998).

Aggregate future minimum lease payments and the present value of minimum lease payments are as follows:

Years ending August 31:
   2000                                            $   59,873
   2001                                                40,097
   2002                                                18,064
Total minimum lease payments                          118,034
Less amount representing interest                      25,469
Present value of minimum lease payments                92,565
Less amounts due within one year                       37,290
Long-term capitalized lease obligations            $   55,275



LMKI, Inc.                                                               9
(formerly Landmark International, Inc.)
Notes to Consolidated Financial Statements
August 31, 1999

Notes Payable to Shareholder
During 1999, the majority shareholder and Chairman of the Company, advanced an aggregate of $797,680 for working capital purposes. The notes payable bear interest at 10% per annum. The shareholder was paid approximately $4,900 in interest during 1999.

The notes are repayable upon demand in cash or in common stock of the Company, or a combination thereof, at the option of the shareholder. At this time, the shareholder intends to exchange his notes for common stock of the Company and has agreed not to demand repayment before November 11, 2000.


5. 	Income Taxes
The components of the provision (benefit) for income taxes are as follows for the years ended August 31:
                                             1999        1998       1997

Federal:
Current                                     $       -  $  1,500   $      -
Deferred  net operating loss carryover       (213,000)   (1,600)   (10,200)
                                             (213,000)     (100)   (10,200)
State of California:
Current                                             -       500          -
Deferred  net operating loss carryover        (16,100)     (300)    (1,550)
                                              (16,100)      200     (1,550)
Provision (benefit) for income taxes        $(299,100) $    100   $(11,750)

Reconciliation of income taxes computed at the federal statutory rate to the provision (benefit) for income taxes is as follows for the years ended August 31:

                                             1999        1998       1997

Tax at statutory rates                      $(223,255) $ (1,653)  $(11,724)
Differences resulting from:
  State tax, net of federal benefit           (10,604)      159
  Non-deductible and other items                4,759     1,594        (26)
Provision (benefit) for income taxes        $(229,100) $    100   $(11,750)


LMKI, Inc.                                                              10
(formerly Landmark International, Inc.)
Notes to Consolidated Financial Statements
August 31, 1999


6.	Common Stock
In December 1998, the Board of Directors authorized the issuance of 4,000,000 shares of common stock to the Chairman of the Company for services rendered. Also in December 1998, the Chairman of the Company was granted the option to purchase an additional 4,000,000 share of the Company's common stock.

As of August 31, 1999, an aggregate of 8,000,000 shares of stock were exercisable to the Chairman of the Company, of which 4,000,000 shares expire in December 2002 and 4,000,000 shares expire in December 2003, if not exercised. The options are exercisable at one cent per share and are exercisable in whole or part. The Company has reserved 8,000,000 shares of its common stock for issuance to the Chairman.

In December 1998, the Board of Directors authorized the issuance of 500,000 shares of common stock to two individuals in exchange for professional services. The common stock was valued at $18,500 ($.031 per share) which represented the bid price of the common stock and the approximate value of the services on the date of exchange. In March 1999, the Board of Directors authorized the issuance of 400,000 shares of common stock to two individuals in exchange for professional services. The common stock was valued at $36,000 ($.090 per share) which represented the bid price of the common stock and the approximate vale of the services on the date of exchange. In August 1999, the Board of Directors authorized the issuance of 100,000 shares of common stock to an individual in exchange for professional services. The common stock was valued at $10,000 ($.10 per share) which represented the value of the services rendered and the approximate average bid price of the common stock during the year prior to the acquisition of Mobilenetics.

In December 1997, the Board of Directors authorized the issuance of 4,000,000 shares of common stock to the Chairman of the Company for services rendered. Also in December 1997, the Chairman of the Company was granted the option to purchase an additional 4,000,000 shares of the Company's common stock.

In December 1997, the Board of Directors authorized the issuance of 80,000 shares of common stock to two individuals in exchange for $100 and public relation services.

In December 1996, the Board of Directors authorized the issuance of 20,000 shares of common stock to each employee of the Company at that time. The shares were to be surrendered back to the Company in the event that any employee who received shares terminated their employment with the Company, or was terminated by the Company for cause. The Company issued an aggregate of 540,000 shares of its common stock to these employees.


LMKI, Inc.                                                              11
(formerly Landmark International, Inc.)
Notes to Consolidated Financial Statements
August 31, 1999


7.	Commitments
The Company leases certain equipment under non-cancelable operating lease agreements which expire between the years 2001 and 2003. Aggregate minimum future lease payments under these leases are as follows:

Years ending August 31:
 2000                            $   63,490
 2001                                58,857
 2002                                 6,644
 2003                                   739
Total minimum lease payments     $  129,730

Equipment lease expense aggregated approximately $50,700 for the year ended August 31, 1999.


8.	Significant Customer
The Company has entered into a Dedicated Access Service Agreement ("Service Agreement") with a customer to provide them with communication services through July 2000. The Service Agreement is renewable for an additional one year.

The customer accounted for approximately 25% of net sales in 1999. Management does not believe that the Company is economically dependent upon any single customer.

The Company's policy is to perform on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.


9.	Subsequent Event
In September 1999, the Company entered into an irrevocable Investment Agreement for a "private equity line" of up to $35,000,000. Under the Investment Agreement an investment banking company has made a firm commitment to purchase the Company's common stock and resale the securities in an offering under Regulation D of the United States Securities and Exchange Commission.


LMKI, Inc.                                                              12
(formerly Landmark International, Inc.)
Notes to Consolidated Financial Statements
August 31, 1999


9.	Subsequent Event (continued)
Subject to an effective registration statement and ending 36 months from the initial subscription date, the Company at its discretion may "Put" common stock to the investment banking company. The purchase price per share will equal 92% of the lowest closing bid price of the common stock during the 20 business days following each Put, subject to a minimum price specified by the Company as defined in the Investment Agreement. The amount of each Put sold to the investment banking company may be up to $2,000,000, but the number of shares sold may generally not exceed 15% of the aggregate trading volume of the Company's common stock during the 20 business days following each Put.

The investment banking company shall receive warrants to purchase 10% of the number of shares of the Company it purchases under each Put. The warrants are exercisable at a price equal to 110% of the market price for each Put.

In consideration of the Investment Agreement, the Company granted the investment banking company warrants to purchase 490,000 shares of its common stock. The warrants are exercisable upon the successful completion of certain tasks and at a price equal to the lowest closing bid price for the 5 days prior to the exclusion of the Investment Agreement or the 5 days following its execution, whichever price is lower.





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


LMKI, INC. (Registrant)


By:/s/_______________________________
William J. Kettle
Chairman, Chief Executive Officer

Date: 11/27/99


By:/s/_______________________________
Bryan L. Turbow, President

Date: 11/27/99


By: /s/______________________________
John W. Diehl, Jr.
Chief Financial Officer, Secretary

Date: 11/27/99

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                     Date

/s/_______________________________                            11/27/99
William J. Kettle                   Chairman, Director,
                                    Chief Executive Officer

/s/_______________________________                            11/27/99
Bryan L. Turbow                     President, Director


/s/_______________________________                            11/27/99
Adela Maria Kettle                  Vice President, Director


/s/_______________________________                            11/27/99
John W. Diehl, Jr.                  Chief Financial Officer,
                                    Secretary