Form 10QSB
period 1999-11-30
LMKI INC
filed 1999-12-15
CIK 949113

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended November 30, 1998

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
1934 for the transition period from  . . . . to . . . .

                       Commission file number 0-26578

                                  LMKI, INC.
      Exact name of small business issuer as specified in its charter)

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

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X.. No ..

The number of shares of common stock outstanding as of November 30, 1999 is 36,115,666.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.




                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

LMKI, Inc.
(formerly Landmark International Inc.)
Balance Sheet
(Unaudited)
For the periods ended as indicated

                                                 Aug. 31         Nov. 30
 ASSETS                                           1999             1999
Cash                                             125,692       2,053,922
Accounts Receivable                              837,850         946,855
Deferred tax assets                              242,750         242,750
                Total Current Assets           1,206,292       3,243,527

Equipment                                        302,549       1,027,417
Accumulated Depreciation                         (40,482)        (63,916)
        Total Equipment less
          Accumulated depreciation               262,067         963,501

Goodwill                                         467,062         467,062
Accumulated Amortization                         (23,353)        (46,706)
Deposits                                          35,725         116,200
               Total Other Assets                479,434         536,556

        Total Assets                           1,947,793       4,743,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable                                 999,319       1,356,343
Accrued payroll and related liabilities          133,749         113,954
Accrued interest to shareholder                    3,112               0
Other accrued liabilities                          7,133          37,187
Capitalized lease obligations due
     within one year                              37,290           9,817
        Total current liabilities              1,180,603       1,517,301

Capitalized Lease LT                              55,275          34,359
Loans from officers                              797,680       1,115,528

Stockholders' equity

        Common stock                              36,116          36,116
        Preferred stock                                0       2,500,000
        Paid in capital                          345,796         123,896
        Retained Earnings                       (467,677)       (467,677)
        Current Years Earnings                                  (115,939)
        Total Stockholders Equity                (85,765)      2,076,396

        Total Stockholders Equity and
               Liabilities                      1,947,793      4,743,584


See accompanying notes.



LMKI, Inc.
(formerly Landmark International, Inc.)
Statement of Operations
(Unaudited)
For the periods ended as indicated





                                                     Three Months
                                                     Ended Nov. 30
                                                  1998            1999

Sales                                            40,881        1,505,053

Cost of Sales                                     3,173          709,387

        Gross Profit                             37,707          795,666

Selling Expense                                  72,589          259,897

General and administrative expense               25,463          625,225

        Gain or (loss) from operations          (60,345)         (89,456)

Interest, net                                     2,018           26,483

        Gain or (loss) before
          Provision for income
          Taxes                                 (62,362)        (115,939)

Provision for income taxes                            0                0

Net gain or (loss)                              (62,362)        (115,939)


See accompanying notes.



LMKI, Inc.
(formerly Landmark International, Inc.)
Statement of Cash Flows
Unaudited)
For the periods ended as indicated





                                                      Three Months
Cash flows from operating activities:                 Ended Nov. 30
                                                   1998            1999
Net gain or (loss)                               (62,362)       (115,939)

Adjustments to reconcile net loss to net
   Cash used in operating activities:
        Depreciation                               2,922          23,434
        Amortization of goodwill                       0          23,353
        Changes in assets and liabilities
                Accounts Receivable               83,652        (109,005)
                Employee Advances                   (304)              0
                Accounts Payable                 (24,735)        383,966
                Accrued payroll related liability  1,890         (19,795)
                Accrued income taxes                   0               0
                                                   1,063         186,014
   Cash flows from investing activities
        Purchase of capital equipment                  0        (805,343)

   Cash flows from financing activities
        Repayment of capitalized lease obligation (4,432)        (48,389)
        Proceeds from preferred stock                  0       2,278,100
        Proceeds from notes payable to shareholder     0         317,848
                                                  (4,432)      2,547,559

Net increase (decrease) in cash                   (3,369)      1,928,230

Cash at beginning of periods                       3,772         125,692

Cash at end of periods                               403       2,053,922


See accompanying notes.




LMKI, Inc.
(formerly Landmark International, Inc.)
Notes to Financial Statements
(Unaudited)
For the Three Months Ended November 30, 1999

1. Nature of Business and Summary of Significant Accounting Policies Nature of Business: LMKI, Inc. (formerly Landmark International, Inc.)(the "Company") is a Nevada Corporation engaged in providing communication services to individuals and businesses.

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

Advertising: The Company expenses the cost of advertising as incurred as selling expenses. Advertising expenses was approximately $22,526 for the three months ended November 30, 1999 ($404 for 1998).

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

Net loss per common share: Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 36,115,666 for the three month period ending November 30, 1999 (26,320,277 for 1998). Stock options outstanding are not considered to be common stock equivalents, as the affect on net loss per common share would be anti-dilutive.

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

2. Business Combination:
Effective June 1, 1999, the Company acquired Mobilenetics Corporation ("Mobilenetics"), a supplier of communications equipment, in a business combination accounted for as a purchase. The Company issued 10,000,000 shares of its common stock in exchange for all of the outstanding shares of Mobilenetics. The value of the shares issued for Mobilenetics was $100,000 ($.01 per share) which approximated the bid price of the Company's common stock on the date of exchange. The purchase price exceeded the fair market value of Mobilenetics by $467,062.


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

The results of operations of Mobilenetics are included in the accompanying consolidated financial statements since the date of acquisition. The following proforma summary presents the consolidated financial position and results of operations of the Company as if the business combination occurred on September 1, 1998:

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

3. Capitalized Lease Obligations:
The Company leases equipment under non-cancelable lease agreements. Equipment under lease agreements aggregated at November 30, 1999 $107,540 less accumulated amortization at November 30, 1999 of $5,377.

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

4. Notes Payable to Shareholder
During the calendar year of 1999, the majority shareholder and Chairman of the Company, advanced an aggregate of $1,081,680 for working capital purposes. The notes payable bear interest at 10% per annum. The shareholder was paid approximately $4,900 in interest during 1999.

The notes are repayable upon demand in cash or in common stock of the Company, or a combination thereof, at the option of the shareholder. At this time, the shareholder intends to exchange his notes for common stock of the Company and has agreed not to demand repayment before November 11, 2000.

5. Income Taxes
The components of the provision (benefit) for income taxes are as follows for the years ended August 31:

                                             1999        1998       1997

Federal:
Current                                     $       -  $  1,500   $      -
Deferred - net operating loss carryover      (213,000)   (1,600)   (10,200)
                                             (213,000)     (100)   (10,200)
State of California:
Current                                             -       500          -
Deferred - net operating loss carryover       (16,100)     (300)    (1,550)
                                              (16,100)      200     (1,550)
Provision (benefit) for income taxes        $(299,100) $    100   $(11,750)

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



6. Common Stock
In December 1998, the Board of Directors authorized the issuance of 4,000,000 shares of common stock to the Chairman of the Company for services rendered. Also in December 1998, the Chairman of the Company was granted the option to purchase an additional 4,000,000 shares of the Company's common stock

As of November 30, 1999, an aggregate of 8,000,000 shares of stock were exercisable to the Chairman of the Company or assignee, of which 4,000,000 shares expire in December 2002 and 4,000,000 shares expire in December 2003, if not exercised. The Company has reserved 8,000,000 shares of its common stock for issuance to the Chairman.

In November 1999, the Company's Board of Directors approved the 1999 Stock Plan providing for the issuance of up to 4,000,000 shares of the Company's Common Stock to attract and retain the best available personnel. The Plan is administered by the Board of Directors or a committee thereof. Options granted under the Plan would be either incentive stock options or non-qualified stock options which would be granted to employees, officers, directors and other persons who perform services on behalf of the Company. Option vesting, exercise period, and exercise price are determined at the time of grant.

In November 1999, pursuant to the 1999 Stock Plan, the Board of Directors authorized the grant of an aggregate of 1,400,000 shares of Common Stock at an exercise price of $4.0625 per share to members of senior management and counsel. The Board of Directors authorized the grant of an aggregate of 115,440 shares of Common Stock at an exercise price of $4.000 per share to employees of the company.


The following table summarizes stock option activity as of:
                                            November     August     August
                                            30, 1999    31, 1999   31, 1998

Options outstanding at
the beginning of year                       8,000,000   4,000,000           0
Options granted                             1,515,440   4,000,000   4,000,000
Options expired or canceled                         0           0           0
Options exercised                                   0           0           0
Outstanding at end of period                9,515,440   8,000,000   4,000,000
Average price per share                    $      .65  $      .01  $      .01
Options exercisable at
  end of period                             9,515,440   8,000,000   4,000,000
Aggregate proceeds at
  end of period                            $6,229,260  $   80,000  $   40,000

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been reduced to the pro forma amounts indicated below:



                                            Nov. 30      Aug. 31     Aug. 31
                                              1999        1998        1998
Net loss-as reported                       $(115,938)  $(427,532)  $( 11,119)
Net loss-pro forma                         $(115,938)  $(511,532)  $( 95,119)
Net loss per common share-as reported      $  (.0032)  $  (.0162)  $  (.0007)
Net loss per common share-pro forma        $  (.0032)  $  (.0194)  $  (.0007)

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

7. Commitments
The Company leases certain equipment under non-cancelable operating lease agreements that expire between the years 2001 and 2003. Aggregate minimum future lease payments under these leases are as follows:

  Years ending August 31:
                                                         $34,125
                                                          29,492
                                                           6,644
                                                             739
  Total minimum lease payments                           $71,000

Equipment lease expense aggregated approximately $12,700 for the three months ended November 30, 1999.

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

The Company's policy is to perform on-going credit evaluations for its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

9. Significant Events

In September 1999, the Company entered into an irrevocable Investment Agreement for a "private equity line: of up to $35,000,000. Under the Investment Agreement an investment banking company has made a firm commitment to purchase the Company's common stock and resale the securities in an offering under Regulation D of the United States Securities an Exchange Commission.

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

In consideration of the Investment Agreement, the Company granted the investment banking company warrants to purchase 490,000 shares of its common stock. The warrants are exercisable upon the successful completion of certain tasks and at the price equal to the lowest closing bid price for the 5 days prior to the exclusion of the Investment Agreement or the 5 days following its execution, whichever price is lower.

During November 1999, the Company closed the placement of 2,500 shares of Series A 6% Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"), to one purchaser (the "Purchaser") at a purchase price of $1,000 per share or an aggregate purchase price of $2.5 million, pursuant to a Securities Purchase Agreement (the "Purchase Agreement"). As part of its entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the "Registration Agreement") and a Warrant Agreement. Concurrently with the closing of this sale, the Company issued warrants to the Purchaser for the purchase of 250,000 shares of the Company's Common Stock at an exercise price of $4.25 per share, subject to customary anti-dilution provisions, expiring on May 5, 2002. The Company also issued warrants for the purchase of 49,844 shares of Common Stock to the placement agent, exercisable at $4.0125 per share for five (5) years. On the date of issuance, the Company determined these warrants had a value of $2,492.

Subject to an effective registration statement and certain other conditions, under the Securities Purchase Agreement, the Company may require the Purchaser to purchase up to an additional 2,500 shares of Series A Preferred Stock at $1,000 per share, at which time it would issue up to 250,000 additional warrants exercisable at $4.25 per share, subject to anti-dilution provisions, for five (5) years.

The Series A Preferred Stock is immediately convertible into shares of the Company's Common Stock at a conversion rate equal to $1,000 divided by the lower of (i) $4.25 or (ii) 80% of the average closing bid price for the Common Stock for the twenty five (25) trading days immediately preceding the conversion date.

There is no minimum conversion price. Should the bid price of the Common Stock fall substantially prior to conversion, the holders of the Series A Preferred Stock could obtain a significant portion of the Common Stock upon conversion, to the detriment of the then holders of the Common Stock.

The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus any accrued and unpaid dividends, and provides for an annual dividend equal to 6% of the liquidation preference, which may be paid at the election of the Company in cash or shares of its Common Stock.



Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

This discussion may contain statements that could be deemed forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act and otherwise, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rate and general economic conditions. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to the factors cited above. As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

Results of Operations

Our operating results have fluctuated in the past due to on again, off again General Telephone & Equipment Corporation ("GTE") sales promotions. As of January of 1999 we canceled our contract with GTE and focused all our attention on the DSL and broadband business. Since the we started selling T-1 services last year we were working closely Mobilenetics Corporation and as of June 1, 1999, we purchased all of the outstanding stock of Mobilenetics. The management and employees of Mobilenetcis provided the needed technical expertise to further our goal of being a leader in the DSL and broadband market.

We have formed strategic partnerships with Covad, Level Three and Quest, to bring high speed internet connectivity to the marketplace. These partnerships' provide us with a nation-wide footprint in which we plan to aggressively market our products. With these partners, and Internap, we will be a technological leader in the high speed internet connectivity marketplace.

In connection with our expansion in to a nation-wide provider, we expect to significantly increase our capital expenditures, as well our sales and marketing expenditures, to deploy our networks and support our customers. Accordingly, we expect to incur substantial losses for at least the next two years.

Revenue. Our revenue totaled approximately $1,505,053 for the three month period ended November 30, 1999, a 3,582% increase over revenue of $40,881 for the three month period ended November 30, 1998. The results of sales in the first quarter of FY 1998-1999 is reflective of the lack of a GTE sales promotion that quarter. The results of this year's quarter clearly demonstrates why we stopped selling GTE services and switched to selling DSL and broadband services. Sales for this quarter are over 25% greater than the prior quarters results partly from the compounding effects of recurring revenue sales from DSL and Broadband services and from the continued broadening of our customer base.

Cost of Sales. Our cost of sales consists primarily of installation, useage and equipment charges from Covad, access charges from local exchange carriers, backbone and Internet access costs, equipment sold to customers and labor directly to the implementation and maintenance of our services. Cost of sales for the three month period ended November 30, 1999 was $709,387, and the cost of sales for the three month period ended November 30, 1998 was $3,173, an increase of 22,257%. This increase is attributable to the shift from reselling GTE and T-1 services exclusively to transforming into a DSL, ISP, Broadband provider. The Company expects its cost of sales to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base.

Sales Expense. Our sales expense consists primarily of personnel expenses, including salary and commissions, and costs of for customer support functions. The marketing and sales expense was approximately $259,897 for the three month period ended November 30, 1999 and $72,589 for the three month period ended November 30, 1998. The $208,175 increase reflects an expansion of the sales organizations necessary to support our shift from reselling GTE services to selling DSL, T-1, broadband and co-location services. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid sales staff. Sales expense as a percentage of revenue decreased to 17% for the three month period ended November 30, 1999 from 177% in the year earlier period as a result of the Company's product shift and tremendous increase in sales. We expect sales expenditures to continue to increase in dollar amount, decline slightly as a percentage of revenue.

General and Administrative Expense. General and administrative expense consists primarily of personnel expense, rent, professional fees, depreciation, amortization and utilities. General and administrative expense was $625,225 for the three month period ended November 30, 1999 and $25,463 for the three month period ended November 30, 1998. This higher level of expense reflects increases in all categories, and was necessary to manage the financial, legal and administrative aspects of our business. The total full time employees have grown from ten as of November 30, 1998 to 80 as of November 30, 1999. General and administrative expense as a percentage of revenue declined to 62% for the three month period ended November 30, 1999 from 35% in the year earlier period as a result of the Company's increased revenue. The Company expects general and administrative expenses to increase in dollar amount, reflecting its growth in operations, but to decline as a percentage of revenue.

Net Income (Loss) Attributable to Common Stockholders. The Company's net loss attributable to common stockholders was approximately $115,939 for the three month period ended November 30, 1999 as compared to net income approximately $62,362 for the three month period ended November 30, 1998.

We expect to focus in the near term on building and increasing its revenue base, which will require us to significantly increase our expenses for personnel, marketing, network infrastructure and the development of new services, and may adversely impact our short term operating results. As a result, we believe that we will incur losses in the near term and we cannot assure you that the Company will be profitable in the future.

Financial Condition

To date, we have satisfied our cash requirements primarily through debt financings and capitalized lease financings. In late November of 1999 the company received $2,278,100 from an equity placement. The Company's principal uses of cash are to fund working capital requirements, acquisition of additional DSL lines and capital expenditures, and to service our capital lease and debt financing obligations. Net cash provided by operations for the three month periods ended November 30, 1999 and 1998 was approximately $186,014 and $1,063, respectively. Cash provided by operating activities in the period ending November 30, 1999 was primarily affected by the net loss from operations and the increases of accounts receivable and accounts payable as we were expanding our market share and improving our infrastructure. The net cash provided from operations for the period ending November 30, 1997 was the result of an decrease in accounts receivable.

Net cash used by investing activities for the three month period ended November 30, 1999 was $805,343 for the purchase of equipment. No cash was either used or provided by investing activities in the three month period ending November 30, 1998. DSL routers located at client sites represented $235,000, Cisco routers in support of broadband sales represented $428,000, deposits of $80,000 for software and $62,000 for miscellaneous equipment.

Net cash used for financing activities for the three month period ending November 30, 1998 was for repayment of capitalized leases. During November 1999, the Company closed the placement of the initial tranche of 2,500 shares of Series A 6% Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"), to one purchaser (the "Purchaser") for an aggregate purchase price of $2.5 million (less $221,900 placement fees and commissions). Net cash provided by financing activities for the period ending November 30, 1999 came from an increase in notes payable to officer of $317,848 and sale of preferred stock for a net proceeds of $2,278,100.

The net cash increase for the three month period ended November 30, 1999 was $1,928,230 as compared to a net cash decrease for the three month period ended November 30, 1998 of $3,369.

At November 30, 1999, we had cash and cash equivalents of approximately $2,053,922, and positive working capital of $1,726,226.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit Table:

27 Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the quarter:

We filed an 8-K for Item 5 on 10/12/99.
We filed an 8-K for Item 5 on 10/20/99.

                            [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK INTERNATIONAL, INC.
    (Registrant)

Date: 12/14/99

By:/s/_______________________________
William J. Kettle
Chairman and Chief Executive Officer

Date: 12/14/99

By:/s/_______________________________
John W. Diehl, Jr.
Chief Financial Officer and Treasurer

[DESCRIPTION]          10QSB, LMKI, 1Q2000