Form 10QSB/A
period 1999-11-30
LMKI INC
filed 1999-12-16
CIK 949113

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                Form 10-QSB
                              Amendment No. 1

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended November 30, 1999

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

*** THIS AMENDMENT CORRECTS THE COVER PAGE DATE***


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

LANDMARK INTERNATIONAL, INC.
    (Registrant)

Date: 12/16/99

By:/s/_______________________________
William J. Kettle
Chairman and Chief Executive Officer

Date: 12/16/99

By:/s/_______________________________
John W. Diehl, Jr.
Chief Financial Officer and Treasurer

[DESCRIPTION]          10QSBA1, LMKI, 1Q2000