Form 10KSB/A
period 1999-08-31
LMKI INC
filed 2000-04-13
CIK 949113

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED AUGUST 31, 1999

                                   LMKI, INC.
                 (Name of small business issuer in its charter)


             Nevada                        0-26578                33-0662114
 (State or other jurisdiction of     (Commission File No.)    (I.R.S. Employer
  incorporation or organization)                             Identification No.)

3355 Michelson Drive, Suite 300, Irvine, California 92612
   (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (949) 794-3000

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $47,742,239 computed by reference to the average bid and asked price of such common equity, as of August 31, 1999, which was $4.91.

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

LMKI provides both of the elements critical to the success of any business interested in utilizing the Internet: Access and Communications Applications. LMKI offers various cost-effective broadband connectivity options to businesses of all scope and size. LMKI's broadband access offerings range from DSL to DS3 service. Additionally, LMKI offers Network Development solutions and Internet Utility solutions. With our extensive knowledge and experience we are able to deliver VPN solutions (Virtual Private Networking), RPN solutions (Real Private Networking), Collocation, VOIP integration (Voice over IP) and Inter/Intra/Extra/net application development. Furthermore, the design and deployment of these solutions takes full advantage of the speed and reliability provided by LMKI's broadband Internet connections.

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

Currently LMKI has a large number of customers that come from a wide range of industries in the marketplace. With favorable partnering and peering agreements ranging from backbone providers such as Level (3) and Qwest to DSL providers such as Covad, LMKI has been able to grow at an accelerated pace. These strategic partnerships have allowed LMKI to deliver dynamic solutions to corporations such as Xerox Corporation, IBM, Playboy Enterprises, CarsDirect.com, Southern California Automobile Association, Kanakaris.com and many others.

LMKI Inc. is an Internet Service Provider (ISP), offering small, medium, and large-sized businesses the lowest-cost entry-level connection to the Internet via high speed DSL, the newest and fastest communications technology. LMKI's proprietary product, the Zip-DSL, allows all businesses to participate in the full range of Internet services.

LMKI is customer-driven, providing subscribers 24-hours-a-day, seven-days-a-week personal service. Partnership agreements with Covad (NASDAQ:COVD), Qwest Communications (NASDAQ:QWST), and Level (3) Communications (NASDAQ:LVLT) guarantee technical support and field service for near-perfect network reliability for LMKI'S growing infrastructure.

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

LMKI Communication's Competitive Advantages

         o LMKI's knowledgeable and growing sales force and technical staff. LMKI is making sure that the sales force is trained on the "high-end" networking elements in which LMKI deals so they will be able to service the needs of their customers.

         o LMKI's business model optimizes COST, EFFICIENCY AND FLEXIBILITY. LMKI has addressed the largest cost factor in their methodology for deploying their network through a leasing strategy rather than a building strategy. This keeps start-up costs as low as possible.

         o LMKI's efficiency can be seen in harnessing a network comprised of highly intelligent and functional network elements (such as their application of MPLS meshed with the backbones of L3 and Qwest and the last mile services of Covad). LMKI can focus on support systems that use the carrier's distributed intelligence and are developed faster and leaner.

         o LMKI changes its network with keystrokes rather than forklifts. LMKI's business model optimizes network flexibility due to strategic relationships with multiple carriers. This allows LMKI to use the latest network and software technologies focused on meeting the business plan. This advantage over embedded network elements and operation support systems cannot be overstated and is the key to successful competition.

         o LMKI's lowest cost strategy for small and medium- sized businesses that need to compete with and survive against larger companies.

         o Partner Strength. Covad, Qwest and Level (3) partnerships give LMKI the ability to deliver connectivity solutions faster and at a lower cost than the competition.

         o LMKI's impressive client base. Including Southern California Automobile Association (CSAA) with approximately 300 DSL and 250 ISDN connections in a private network, Playboy with streaming video, Xerox with a private network, and CarsDirect.com with broadband web hosting.

         o Integration. All of the different connectivity solutions and custom applications development can be seamlessly integrated.

         o Automation. LMKI's Network Management tools are automated which leads to less downtime, and lower labor costs.

         o LMKI's customized customer approach and advanced telecommunications technology.

         o LMKI management's experience and knowledge and ability to provide highest quality services.

         o Success depends upon careful planning and the selection of partners. LMKI can meet the customer's needs more efficiently with entrenched procedures. This enables LMKI to excel at customer service.

Innovative Products

IP Technology. The cutting edge technology in the telecommunications industry moving forward to the future is based on the IP protocol. IP technology is able to realize the convergence of traditional voice type applications plus current and future data/Internet type applications. IP provides operational efficiency when managing a single platform that can carry any type of service application. At an early stage, LMKI recognized this potential and deployed a worldwide IP network. The Virtual Private Network (VPN), and Real Private Network (RPN), qualify as Cisco Powered Networks, and are a major step in materializing converged networks. The main focus of LMKI in deploying and managing the VPN and RPN is to maintain and guarantee the highest quality and reliability standards. The non-use of the public Internet, has given LMKI a competitive edge, therefore we can ensure a better than Carrier Grade quality.

The Real Private Network service incorporates the speed, security and versatility of DSL (Digital Subscriber Line) technology with the wide geographical coverage of Qwest's and Level (3)'s fiber networks. By combining multiple connectivity options with a homogenous, managed network, business customers that do not yet have DSL available in their area can take advantage of our RPN services through dedicated OC-n, T3, T1, ATM, frame relay, ISDN and dial up connectivity services. Using these multiple technologies gives LMKI a differential advantage over the competition. No competitor can offer the same full service solution as LMKI. Other players can come in an offer a solution, but at a much higher price, without the speed and reliability LMKI offers.

A Real Private Network is a unique service that securely links together each of an organization's sites to create a private wide area network without touching the Internet. By meshing together cutting edge technology such as, DSL, ISDN, Frame Relay and Point to Point dedicated circuits, we deliver a cost-effective alternative to deploying an internal network. Offering the features, performance, and security that business information requires, a Real Private Network includes pre-configured hardware, network management, and security services, yet costs much less than traditional WAN solutions. Some of the main benefits to LMKI's proprietary product:

         o Offers the benefits of private networking without the burden of network management, investment in Internet-access, expensive hardware, and obsolete equipment.

         o Optional mediated access to the public Internet in conjunction with private site-to-site connectivity.

         o Enables users to access files and applications from any location on the Real Private Network as if the network were a LAN; workers and workgroups anywhere can more efficiently share information and collaborate on computer-based projects.

         o Service guarantees assure the performance and reliability needed for high priority information.

         o Lets the client give customers and business partners controlled access to their internal resources for strategic and tactical advantage.

         o Quickens the delivery of internal e-mail, file transfers, and other internal traffic by avoiding the public Internet.

Strategic Partnerships

LMKI has created strategic partnerships with Covad, Level (3), and Quest to be the technological leader in the high speed Internet connectivity marketplace.

What makes LMKI so revolutionary is the backbone of our nationwide network has been outsourced to nationwide carriers Qwest Communications International and Level (3) Communications. LMKI was the first customer to collocate with Level
(3). By using Qwest's and Level (3)'s network infrastructure, we avoid all of the costs and pitfalls of implementing our own infrastructure, yet we are able to take advantage of the economies of scale and the redundancy that only multi-billion dollar companies such as Qwest and Level (3) can afford. The result: our network is faster, and can be re-tooled, re-configured and tuned to match the changing needs of the market without the man-power overhead and capital that our competition has to spend on their legacy networks. This keeps LMKI growing and evolving as the market place changes, while the competition is trying to gain ground on our previous accomplishments. We can focus our resources on delivering value-added services and quality network access, rather than on backbone technology that changes constantly.

Covad Communications Group is a packet-based Competitive Local Exchange Carrier that provides high-speed digital communications services using Digital Subscriber Line technology to LMKI's customers. Covad sells speed to users hooked on LANs. Covad provides remote access to LANs and the Internet, with speeds of up to 1.5 megabits per second (25 times faster than most modems). Covad's use of existing copper phone lines allows it to offer lower rates and 24-hour local connectivity. Covad installs lines, configures equipment, and designs networks in 22 regions. Other clients include Cisco Systems, Oracle, and Sprint.

Level (3) Communications is a telecommunications & information services company that plans to build an advanced, international facilities-based communications network based on Internet Protocol (IP) technology. It is building an international fiber-optic network, in which entities, like Nextel and Nextlink, are investing in return for network capacity. Level (3) offers local, long-distance and Internet service over leased network capacity in 15 cities in the US and two in Europe. It also offers computer operations outsourcing and owns stakes in telecom providers RCN and Commonwealth Telephone Enterprises.

Qwest Communications International is a telecommunications based company that encompasses an 18,800-mile fiber-optic network connecting approximately 500 US cities, and 90 countries. Qwest offers local and long-distance telephone, Internet, and multimedia services to businesses and consumers over its Internet protocol-based network -- 12,500 miles of which are active. The #4 US long-distance provider is also building networks to serve Mexico (1,400 miles) and Europe (9,100 miles, in a joint venture with Dutch phone company KPN). Qwest has network capacity on three transatlantic cables and is helping to construct a transpacific cable. Qwest has merged with US WEST.

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

The telephone industry is also subject to government regulation, primarily by state public utility commissions. The Company relies on its clients and their advisers to develop the scripts to be used by the Company in making consumer solicitations. The Company has never been held responsible for regulatory noncompliance.

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

Our failure to develop and maintain good relationships with marketing partners in a local service market could adversely affect our ability to obtain and retain customers in that market.

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

         o the risk that financial, legal, technical and/or other matters may adversely affect such suppliers' ability to perform their respective operation, maintenance and other services relating to such bandwidth, which may adversely affect our use of such bandwidth;

         o the risk that we will not have access to sufficient additional capital and/or financing on satisfactory terms to enable us to make the necessary capital expenditures to take full advantage of such bandwidth;

         o the risk that such suppliers may not continue to have the necessary financial resources to enable them to complete, or may otherwise elect not to complete, their contemplated build-out of their respective fiber optic telecommunications systems; and

         o the risk that such build-out may be delayed or otherwise adversely affected by presently unforeseeable legal, technical and/or other factors.

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

Subsidiaries

The Company has three wholly owned subsidiaries: Landmark Communications, Inc., a Nevada corporation doing business as Landmark Long Distance Inc. in the State of California; S.T.M. Communication, Inc., a California corporation; and MobileNetics, Inc., a California corporation.

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

Item 3.  Legal Proceedings.

S.T.M. Communications, Inc., a subsidiary of our Company, filed a voluntary petition under Chapter 11 of the Bankruptcy Code on December 16, 1996, which was subsequently converted to a liquidation under Chapter 7 of the Bankruptcy Code.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's common stock has been traded in the over-the-counter market since 1995. It is currently traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board (symbol "LMKI") maintained by NASDAQ. The market for the Company's Common Stock has often been sporadic and limited.

The following table sets forth the high and low bid prices for the Company's common stock as reported by NASDAQ during the past two years and current year. The prices reflect interdealer quotations, without retail markup, markdown or commissions and may not represent actual transactions.

Quarter Ended                     High Bid                        Low Bid
-------------                     --------                        -------
8/31/96                           4.125                           4.0
11/30/96                          3.875                           3.344
2/28/97                           1.25                            0.063
5/31/97                           0.132                           0.063
8/31/97                           0.125                           0.063
11/30/97                          0.063                           0.01
2/28/98                           0.0625                          0.03125
5/31/98                           0.03125                         0.03125
8/31/98                           0.03125                         0.03125
11/28/99                          0.03125                         0.03125
2/29/99                           0.09                            0.02
5/31/99                           1.00                            0.05
8/31/99                           9.125                           0.4375

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

The transfer agent for the Company's securities is Nevada Agency and Trust Company, 50 West Liberty, Suite 880, Reno, Nevada 89501, 775-322-0626.

Item 6. Management's Discussion and Analysis of Financial Condition of
Operation.

Results of Operations.

FORWARD LOOKING STATEMENTS. The words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," and similar expressions used in this annual report on Form 10-KSB are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

The Company's operating results have fluctuated in the past due to on again off again GTE sales promotions. As of January of 1999 LMKI canceled its contract with GTE and focused all of its attention on its DSL and broadband business. Since the Company started selling T-1 services last year it has been working closely with MobileNetics, Inc. ("MobileNetics") and, as of June 1, 1999, LMKI purchased all of the outstanding stock of MobileNetics. The management and employees of MobileNetics provided the needed technical expertise to further its goal in being a leader DSL and broadband market. LMKI has also formed strategic partnerships with Covad, Level (3) and Quest, to bring high speed Internet connectivity to the marketplace. These partnerships' provide LMKI with a nation-wide foot print in which the Company plans to aggressively market its products.

LMKI has created strategic partnerships with Covad, Level (3) and Qwest to be the technological leader in the high speed Internet connectivity marketplace. The Company plans to leverage these partnerships and others in order to become a nation-wide provider of DSL and broadband services.

In connection with our expansion in to a nation-wide provider, we expect to significantly increase our capital expenditures, as well our sales and marketing expenditures, to deploy our networks and support our customers. Accordingly, we expect to incur substantial losses for at least the next two years.

Revenue

During the last half FYE August 31, 1999, LMKI entered the DSL and broadband Internet market and increased its sales from $397,363 in 1998 to $1,598,076, a 302% increase. Two thirds of the sales were booked in the last quarter. This increase is attributable to the switch to the DSL and broadband business, the rapid growth in customers in both Los Angeles/Orange metro and San Francisco Bay areas. We expect revenues to increase in future periods as we expand our network within existing regions, and enter in to new regions and increase our sales and marketing efforts in all of our target markets.

Cost of Sales.

We recorded network and product costs of $52,001 for the year ended August 31, 1998 and $922,589 for the year ended August 31, 1999. This increase is attributable to the expansion of our DSL and broadband network services and increased orders resulting from our sales and marketing efforts. We expect network and product costs to increase significantly in future periods due to the increased sales activity and expected revenue growth.

Sales, Marketing, General and Administrative Expenses

Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of our business, the development of corporate identification, promotional and advertising costs, expenses for the establishment of our management team, and sales commissions. These expenses increased from $391,038 for the fiscal year ended August 31, 1998 to $1,580,862 for the fiscal year ended August 31, 1999. This increase is attributable to the growth in headcount in all areas of our Company as we expanded our sales and marketing efforts, expanded our networks and broadband capabilities, and built our operating infrastructure. Sales, marketing, general and administrative expenses also increased due to non-cash compensation expenses and goodwill as discussed below. Sales, marketing, general and administrative expenses are expected to increase significantly as we continue to expand our business.

The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principals Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25. Accordingly, we have recorded compensation and service expense related to the granting of stock options in 1999 and 1998 totaling $235,099 and $40,000, respectively. Such expense has been included in general and administrative expenses.

In June of 1999, we recorded intangible assets of $3,022,062 in the issuance of common stock for the acquisition of MobileNetics. Annual amortization of this asset will be approximately $605,000 in each of the next five fiscal years. Amortization included in general and administrative expenses during 1999 totaled $151,103.

Financial Condition

To date, the Company has satisfied its cash requirements primarily through the debt financings, capitalized lease financings and loans from its principal stockholder. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease and debt financing obligations, and to finance and fund acquisitions. Net cash used by operations for the year ended August 31, 1999 was approximately $626,970 and the cash used by operations for the year ended August 31, 1998 was approximately $40,925. Cash used for operating activities in the year ending August 31, 1999 was primarily affected by the net loss from operations and the increase of accounts receivable as the company was expanding its market share and improving its infrastructure.

Net cash provided by investing activities for the years ended August 31, 1999 and 1998 was approximately $3,512 and $9,858, respectively.

Net cash provided by financing activities for the years ended August 31, 1999 and 1998 was approximately $745,378 and $29,431. The primary source of financing for 1999 was from the Company's principal stockholder.

The net cash increase for the year ended August 31, 1999 was $3,772 as compared to a net cash increase for the year ended August 31, 1998 of $5,408.

At August 31, 1999, the Company had cash and cash equivalents of $125,692, and a working capital deficit of $217,061. The Company anticipates that it will require additional financing on a continuing basis. The Company will be required to raise such additional funds through public or private financing, capital lease and debt financing, strategic relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.

Name                       Age      Title
----                       ---      -----

William J. Kettle          69       Chief Executive Officer, Chairman, Director

Bryan Turbow               31       President, Chief Technical Officer, Director

Adela Maria Kettle         53       Vice President, Director

John W. Diehl, Jr.         45       Chief Financial Officer, Secretary, Director

William J. Kettle has been our Chief Executive Officer and a Director since October 1994. He became Chairman in June 1999 after stepping down as President, a position he had held since October 1994. He served as President and Chairman of Thrifty-Tel, Inc. from 1988 until August 1994. Thrifty was engaged in the business of providing discount long distance telephone services. From 1981 to 1985, Mr. Kettle served as Secretary, Treasurer and was a director of Sierra College in Los Angeles, California. From 1972 to 1981 he was President of Bauder College in Sacramento, California.

Bryan L. Turbow has been our President and Chief Technical Officer since we merged with MobileNetics Corporation in June 1999. He became a Director in October 1999. In June 1986, Mr. Turbow founded MobileNetics and was its president and sole stockholder until it merged with the company. While at MobileNetics he was responsible for telecommunications consulting and systems integration.

Adela Maria Kettle has been our Vice President since September 1994. >From 1986 through August 1994, she was Executive Vice President of Sales and Marketing at Thrifty-Tel, Inc. From 1981 to 1985, she served as Vice President of Sales and Marketing at Sierra College in Los Angeles, California. From 1970 to 1981 she was employed at Bauder College in Sacramento, California, where she was Vice President of Sales and Marketing.

John W. Diehl, Jr. has been our Chief Financial Officer and Secretary since June 1999. He was an independent accounting and tax consultant to the company from September 1994 to June, 1999. Mr. Diehl, a Certified Public Accountant, has ten years of public accounting experience. He had his own practice for six years after serving as Director of Internal Audit for Memorial Health Services, Long Beach for ten years. He holds a B.S. in Business Administration with an emphasis in Accounting from the California State University at Northridge, and a Masters in Business Administration from the University of La Verne.

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

In August 1994, William J. Kettle, the Chief Executive Officer and Chairman of the Board of Directors, and Adela Maria Kettle, Vice President and Director of the Company (and spouse of Mr. Kettle), filed a petition for personal bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Such petition was dismissed in September 1995.

In 1989, Thrifty-Tel, Inc., a provider of discount long distance telephone service, filed a voluntary petition for bankruptcy under Chapter 11 of Bankruptcy Code. Mr. Kettle was an officer and director of Thrifty-Tel, Inc. at the time of such filing. In January 1992, such petition was dismissed upon emotion of Thrifty-Tel, Inc. In August 1994, Mr. Kettle was terminated as an officer and removed as a director of Thrifty-Tel, Inc. In October 1994, Thrifty-Tel, Inc. again filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code.

S.T.M. Communications, Inc., a subsidiary of our Company, filed a voluntary petition under Chapter 11 of the Bankruptcy Code on December 16, 1996, which was subsequently converted to a liquidation under Chapter 7 of the Bankruptcy Code.

Mr. Kettle is also the subject of several federal and state tax liens in an aggregate amount of approximately $2.37 million arising from the alleged non-payment of employee withholding and payroll taxes by Sierra College from 1985 and by Thrifty-Tel, Inc. from 1994. Mr. Kettle disputes liability for such non-payment and is currently in negotiations with the Internal Revenue Service to resolve or reduce such liens.

Item 10. Executive Compensation.

Summary Compensation

The following table provides information concerning the compensation of the named executive officers for each of the Company's last three completed fiscal years.

                                                         SUMMARY COMPENSATION TABLE
                                            Annual
                                         Compensation                           Long Term Compensation
                           -----------------------------------------------------------------------------------------------------
                                                                             Awards                         Payouts
                                                                          ------------------------------------------------------

                                                                          Restricted     Securities                   All
                                                          Other Annual    Stock          Underlying        LTIP       Other
Name and Principal                    Salary     Bonus    Compensation    Award(s)       Options/SARs      Payouts    Compensation
Position (a)               Year (b)   ($)(c)     ($)(d)   ($) (e)         ($) (f)        (#) (g)           ($) (h)    ($) (i)
-------------------------- ---------- ---------- -------- --------------- -------------- ----------------- ---------- ----------

William J. Kettle          1999       $0                                    $64,000 (1)     3,000,000 (2)
Chairman, Chief            1998       $0                                    $40,000 (3)     4,000,000 (4)
Executive Officer          1997       $0

Bryan L. Turbow            1999       $36,174                 $4,020 (6)
President, Chief           1998       $0
Technical Officer          1997       $0

Adela Maria Kettle,        1999       $47,977
Vice President             1998       $33,099
                           1997       $0

John W. Diehl, Jr.         1999       $0                     $41,300 (5)     $6,200 (7)       500,000 (8)
Chief Financial Officer,   1998       $0                     $ 3,800 (5)
Secretary                  1997       $0                     $ 7,950 (5)


         (1) Award granted as of December 28, 1998 for 4,000,000 restricted common shares, valued at $64,000.

         (2) Option granted as of December 28, 1998 for 3,000,000 restricted common shares, exercisable at $.031, per share.

         (3) Award granted as of December 28, 1997 for 4,000,000 restricted common shares, valued at $40,000.

         (4) Option granted as of December 28, 1997 for 4,000,000 restricted common shares, exercisable at $.01 per share.

         (5)      Payment as an independent consultant.

         (6)      Other employee benefits.

         (7) Award granted at December 28, 1998 for 200,000 restricted common shares, value at $6,200.

         (8) Option granted at December 28, 1998 for 500,000 restricted common shares, exercisable at $.031 per share.

Option/SAR Grants

The following table shows information regarding grants of stock options in this last completed fiscal year to the executive officers named in the Summary Compensation Table.


OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                        Individual Grants

                                                   % of Total
                         Number of Securities      Options/SARs Granted
                         Underlying Options/SARs   to Employees in Fiscal   Exercise or Base
Expiration Name (a)      Granted (#)(b)            Year (c)                 Price ($/SH) (d)   Date (e)
------------------------ ------------------------- ------------------------ ------------------ -----------
William J. Kettle              4,000,000           67%                      $.031              12-28-2003

John W. Diehl, Jr.               500,000           33%                      $.031              12-28-2003


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

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

                                                        Number of Securities Underlying       Value of Unexercised
                                                        Unexercised Options/SAR's at          In-The-Money Options/ SAR's at
                                                        FY-End (#)                            FY-End ($)
                           Shares                       -------------------------------       ------------------------------
                           Acquired on    Value
Name                       Exercise       Realized      Exercisable    Unexercisable          Exercisable  Unexercisable
----                       --------       --------      -----------    -------------          -----------  -------------
William J. Kettle          0              $0            7,000,000          0                  $34,426,000     $0

John W. Diehl, Jr.         0              $0              500,000          0                  $ 2,453,000     $0

(1) Option/SAR Values are based on exercise prices ranging from $.01 to $.031 per share and the August 31, 1999 closing bid price of $4.937 per share.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of the latest fiscal year end, the stock ownership of each named executive officer, directors, all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. As of the date of the table, the Company had 36,115,666 common shares and 4,000 series A convertible preferred shares outstanding. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company except as otherwise noted.

Name and Address of                Amount and Nature of
Beneficial Owner                   Beneficial Ownership         Percent of Class
----------------                   --------------------         ----------------
William J. Kettle (1)(2)                    21,320,000                 49.4%

Bryan L. Turbow (1)(3)                      12,000,000                 33.2

A. Maria Kettle (1)(3)                      14,350,000                 39.7

John W. Diehl, Jr. (1)(4)                      700,000                  1.9

Robert C. Weaver (1)(5)                        600,000                  1.6

Named Officers and Directors
As a Group (5 persons)                      34,620,000                 78.5%

--------------------

(1)      Officer or Director.
(2) Includes 4,000,000 shares issuable upon exercise of options to purchase common stock at an exercise price of $0.01 per share and 3,000,000 shares issuable upon exercise of options to purchase common stock at $0.031 per share. Also includes 7,020,000 beneficially owned by A. Maria Kettle or the Chapman Group, a revocable trust established by Mrs. Kettle for her benefit, of which Mr. Kettle disclaims any beneficial ownership.
(3) Includes 7,000,000 shares beneficially owned by the Chapman Group, a revocable trust of which Ms. Kettle is the beneficiary. Also includes 7,330,000 shares of common stock beneficially owned by William J. Kettle, of which Mrs. Kettle disclaims beneficial ownership.
(4) Includes options granted to Mr. Diehl on December 28, 1998 for 500,000 restricted common shares, exercisable at $.031 per share and which vest immediately.
(5) Includes options granted to Mr. Weaver on December 28, 1998 for 500,000 restricted common shares, exercisable at $.031 per share and which vest immediately.

Item 12. Certain Relationships and Related Transactions.

Adela Maria Kettle is the wife of William J. Kettle.

During fiscal year 1999, the principal stockholder and Chairman, William J. Kettle, advanced $797,680 to the Company for working capital purposes. The notes payable bear interest at 10% per annum. The notes are repayable upon demand in cash. The Company intends to request Mr. Kettle to exchange his notes for common stock of the Company. Mr. Kettle has agreed not to demand repayment before November 11, 2000.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibit Table.

2.1 Merger Agreement - Acquisition of MobileNetics Corporation (Incorporated by reference to Exhibit 2 of Form 10-QSB for the quarter ended May 31, 1999)

3.1      Articles Of Incorporation (2)

3.2      By-Laws (2)

10.1     Agreement For Payment Of Tax Obligations (3)

10.2     Equipment Lease Agreement (3)

10.3     Investment Banking Agreement. (Incorporated by reference to Exhibit
         10.3 of Form 10-QSB for the quarter ended May 31, 1999)

10.4     Options Outstanding (1)

10.5     Form of Note Payable to William J. Kettle (4)

23       Consent Of Expert (1)

24       Power Of Attorney (1)

27       Financial Data Schedule (*)

--------------------

 *       Filed herewith.

(1)      Previously filed in the original registration statement on Form 10-KSB.

(2)      Previously filed in the original registration statement Form 10-SB.

(3) Previously filed in Form 10-KSB for the fiscal year ended August 31, 1998.

(4) Previously filed with Form 10-QSB for the fiscal quarter ended February 29, 2000.

(b)      Reports on Form 8-K filed during the quarter ended August 31, 1999.

         None.

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)
             For the three years in the period ended August 31, 1999
                   Index to Consolidated Financial Statements


                                                                           Page
                                                                           ----

Consolidated Financial Statements:

         Report of Independent Auditors.....................................F-2
         Balance sheets.....................................................F-3
         Statements of operations...........................................F-4
         Statements of changes in stockholders' equity......................F-5
         Statements of cash flows...........................................F-6
         Notes to consolidated financial statements..................F-7 - F-20

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders
LMKI, Inc.

We have audited the accompanying consolidated balance sheets of LMKI, Inc. (formerly Landmark International, Inc.) as of August 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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



                                                  /s/ TIMOTHY L. STEERS
                                                  -----------------------
                                                  Timothy L. Steers, CPA, LLC


Portland, Oregon
November 10, 1999, except for Note 10,
as to which date is February 29, 2000.


                                        LMKI, INC.
                          (formerly Landmark International, Inc.)

                                Consolidated Balance Sheets
                                                                        August 31
                                                           -----------------------------------
                                                                1999                 1998
                                                           ---------------     ---------------
ASSETS
Current assets:
   Cash                                                    $      125,692      $        3,772
   Accounts receivable                                            837,850              98,352
                                                           ---------------     ---------------
         Total current assets                                     963,542             102,124

Equipment less accumulated depreciation and
   amortization of $40,482 in 1999 ($3,897 in 1998)               262,067             143,161

Other assets:
   Goodwill, less accumulated amortization of
      $151,103 in 1999                                          2,870,959                   -
   Deposits                                                        35,725                   -
                                                           ---------------     ---------------
                                                                2,906,684                   -
                                                           ---------------     ---------------
                                                           $    4,132,293      $      245,285
                                                           ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $      999,319      $       81,089
   Accrued payroll and related liabilities                        133,749               8,089
   Accrued interest to majority stockholder                         3,112                   -
   Other accrued liabilities                                        7,133               2,000
   Capitalized lease obligations due within one year               37,290              39,182
                                                           ---------------     ---------------
         Total liabilities                                      1,180,603             130,360

Capitalized lease obligations                                      55,275             79,7778
Notes payable to majority stockholder                             797,680                   -
                                                           ---------------     ---------------
         Total liabilities                                      2,033,558             210,138
                                                           ---------------     ---------------
Commitments

Stockholders' equity:
   Common stock, $.001; shares authorized
     50,000,000, shares issued and
     outstanding 36,115,666 in 1999
     (19,986,666 in 1998)                                          36,116              19,987
   Additional paid-in capital                                   3,089,125             115,155
   Retained deficit                                            (1,026,506)            (99,995)
                                                           ---------------     ---------------
         Total stockholders' equity                             2,098,735              35,147
                                                           ---------------     ---------------
                                                           $    4,132,293      $      245,285
                                                           ===============     ===============

                                 See accompanying notes.


                                                  LMKI, INC.
                                    (formerly Landmark International, Inc.)

                                     Consolidated Statements of Operations

                                                                Years ended August 31,
                                              --------------------------------------------------------
                                                  1999                  1998                1997
                                              ---------------      ---------------     ---------------
Net Sales                                     $    1,598,076       $      397,363      $      285,200

Cost of sales                                        922,589               52,001                   -
                                              ---------------      ---------------     ---------------

     Gross profit                                    675,487              345,362             285,200

Selling expense                                      111,903              130,050             159,751

General and administrative expenses                1,468,959              260,988             192,800
                                              ---------------      ---------------     ---------------

Loss from operations                                (905,375)             (45,676)            (67,351)

Interest (income) expense, net                        18,736                5,843                 (46)
                                              ---------------      ---------------     ---------------

Loss before provision for income taxes              (924,111)             (51,519)            (67,305)

Provision for income taxes                             2,400                2,300                 800
                                              ---------------      ---------------     ---------------

Net loss                                      $     (926,511)      $      (53,819)     $      (68,105)
                                              ===============      ===============     ===============

Net loss per common share                     $         (.04)      $         (.00)     $         (.01)
                                              ===============      ===============     ===============

                                            See accompanying notes.

                                                  LMKI, INC.
                                    (formerly Landmark International, Inc.)

                           Consolidated Statements of Changes in Stockholders Equity
                         For the period from September 1, 1996 through August 31, 1999


                                     Common stock            Additional         Retained              Total
                              -------------------------       paid-in            equity           stockholders'
                                  Shares       Amount         capital          (deficit)             equity
                              ------------- -----------     -----------      ---------------     ---------------

Balance at September 1, 1996    11,366,666  $   11,367      $   37,375       $       21,929      $       70,671

Shares issued in exchange
   for services                    540,000         540           4,860                    -               5,400

Net loss                                 -           -               -              (68,105)            (68,105)
                              ------------- -----------     -----------      ---------------     ---------------

Balance at August 31, 1997      11,906,666      11,907          42,235              (46,176)              7,966

Shares issued in exchange
   for equipment                 4,000,000       4,000          36,200                   -               40,200

Shares issued in exchange
   for services                  4,080,000       4,080          36,720                    -              40,800

Net loss                                 -           -               -              (53,819)            (53,819)
                              ------------- -----------     -----------      ---------------     ---------------

Balance at August 31, 1998      19,986,666      19,987         115,155              (99,995)             35,819

Shares issued in exchange
   for service                   5,129,000       5,129         229,970                    -             235,099

Shares issued in exchange
   for software                  1,000,000       1,000          89,000                    -              90,000

Shares issued for purchase
   of MobileNetics
   Corporation                  10,000,000      10,000       2,645,000                    -           2,655,000

Fair value of options
   granted to legal counsel              -           -          10,000                    -              10,000

Net loss                                 -           -               -             (926,511)           (926,511)
                              ------------- -----------     -----------      ---------------     ---------------

Balance at August 31, 1999      36,115,666  $   36,116      $3,089,125       $   (1,026,506)     $    2,098,735
                              ============= ===========     ===========      ===============     ===============

                                           See accompanying notes.


                                                  LMKI, INC.
                                    (formerly Landmark International, Inc.)

                                     Consolidated Statements of Cash Flows
                                                                        Years ended August 31,
                                                          -----------------------------------------------------
                                                              1999               1998                 1997
                                                          ---------------   ---------------     ---------------
Cash flows from operating activities:
   Net Sales                                              $     (926,522)   $      (53,819)     $      (68,105)
     Adjustments to reconcile net loss
       to net cash used in operating
       activities:
       Depreciation and amortization                              36,585             3,897               5,400
       Amortization of goodwill                                  151,103                 -                   -
       Services exchanged for common stock                       235,099            40,800               5,400
       Options issued in exchange for legal services              10,000                 -                   -
         Changes in assets and liabilities, net of
           effects of purchase of MobileNetics
           Corporation:
           Accounts receivable                                  (676,509)          (59,738)             77,971
           Accounts payable                                      412,588            64,031                   -
           Accrued payroll related liabilities                   125,660             2,000                   -
           Accrued interest to shareholder                         3,112                 -                   -
           Other accrued liabilities                               1,903             1,904                   -
                                                          ---------------   ---------------     ---------------

                                                                (626,970)             (925)             15,266
                                                          ---------------   ---------------     ---------------
Cash flows from investing activities:
   Decrease in advances                                                -             9,858              (9,858)
     Cash acquired in acquisition of MobileNetics
       Corporation                                                 3,512                 -                   -
                                                          ---------------   ---------------     ---------------

                                                                   3,512             9,858              (9,858)
                                                          ---------------   ---------------     ---------------
Cash flows from financing activities:
   Repayments of capitalized lease obligations                   (52,302)          (10,769)                  -
   Proceeds from common stock                                          -               200                   -
   Proceeds from notes payable to shareholder                    797,680                 -                   -
                                                          ---------------   ---------------     ---------------

                                                                 745,378           (10,569)                  -
                                                          ---------------   ---------------     ---------------

Net increase (decrease in cash)                                  121,920            (1,636)              5,408

Cash at beginning of year                                          3,772             5,408               5,408
                                                          ---------------   ---------------     ---------------

Cash at end of year                                       $      125,692    $        3,772      $        5,408
                                                          ===============   ===============     ===============

   Supplemental disclosure of cash flow information-
   Cash paid during the year for interest                 $       15,624    $        5,843      $            -
                                                          ===============   ===============     ===============

   Supplemental disclosure on noncash investing and
     financing activities:
     Equipment acquired under capitalized lease
       agreement                                          $       49,085    $      129,729      $            -
                                                          ===============   ===============     ===============
     Equipment acquired in exchange for common stock      $       90,000    $            -      $            -
                                                          ===============   ===============     ===============
     Common stock issued in exchange for purchase of
       MobileNetics Corporation                           $    2,655,000    $            -      $            -
                                                          ===============   ===============     ===============
     Common stock issued in exchange for services         $      235,099    $       40,800      $        5,400
                                                          ===============   ===============     ===============

                                           See accompanying notes.

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

                   Notes to Consolidated Financial Statements
            For the period September 1, 1996 through August 31, 1999


1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------------

         NATURE OF BUSINESS: LMKI, Inc. (formerly Landmark International, Inc.) (the "Company" or "LMKI") is a Nevada Corporation engaged in providing high-speed Internet access, data, voice and video streaming services to individuals and businesses.

         BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of LMKI, Inc. and its wholly-owned subsidiaries MobileNetics Corporation ("MobileNetics") and Landmark Communications, Inc. All intercompany accounts and transactions have been eliminated.

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

         GOODWILL: Goodwill represents the excess purchase price over the estimated fair value of the net assets of MobileNetics. Goodwill is being amortized using the straight-line method over five years.

         IMPAIRMENT OF LONG-LIVED ASSETS: The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of August 31, 1999 and 1998.

         REVENUE RECOGNITION: Fees for high-speed internet access, data, voice and video services and application development and systems management services are recognized as services are provided.

         STOCK BASED COMPENSATION: The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------------
         (CONTINUED)
         -----------

         disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25 (see Note 6).

         ADVERTISING: The Company expenses the cost of advertising as incurred as selling expenses. Advertising expenses was approximately $10,500 for 1999 ($2,000 for 1998; $3,300 for 1997).

         INCOME TAXES: Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

         NET LOSS PER COMMON SHARE: Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 26,241,335 for 1999 (15,809,222 for 1998; 11,764,166
         for 1997). Stock options and warrants outstanding are not considered common stock equivalents, as the affect on net loss per share would be anti-dilutive.

         CONCENTRATION RISK: The Company grants credit to customers in the State of California. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company.

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

         SEGMENT REPORTING: The Company adopted SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS 131 establishes standards for the way that public companies report information about operating segments and

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------------
         (CONTINUED)
         -----------

         related disclosures about product and services, geographic areas and major customers in annual consolidated financial statements. The Company views its operations and manages its business as principally one segment.

2.       BUSINESS COMBINATION
         --------------------

         Effective June 1, 1999, LMKI, Inc. acquired MobileNetics, a supplier of communications equipment, in a business combination accounted for as a purchase. MobileNetics is a provider of communications consulting and systems integration services that primarily involve Internet and network solutions. It services a diverse base of customers that are located primarily in California. Prior to the business combination, the principal stockholder of MobileNetics was a stockholder of the Company and MobileNetics provided communication equipment to the Company under a capitalized lease agreement (see Note 7). The Company issued 10,000,000 shares of its common stock in exchange for all of the outstanding shares of MobileNetics. The shares issued for MobileNetics were valued at $2,655,000 ($0.2655 per share), which represented 50% of the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares exchanged after considering the historical trend of the trading prices for its' common stock and the limited volume of shares being traded.

         The acquisition of MobileNetics can be summarized as follows:

               Assets acquired                                     $   141,810
               Liabilities assumed                                    (508,872)
                                                                   ------------
               Fair value of net assets acquired                      (367,062)
               Fair value of consideration tendered                  2,655,000
                                                                   ------------
               Goodwill acquired in acquisition                    $ 3,022,062
                                                                   ============

         The results of operations of MobileNetics are included in the accompanying consolidated financial statements as of June 1, 1999. The following pro forma summary presents consolidated financial position

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


2.       BUSINESS COMBINATION (CONTINUED)
         --------------------------------

         and results of operations as if MobileNetics had been acquired as of the beginning of LMKI's 1999 and 1998 fiscal years:

                                                          August 31
                                             ----------------------------------
                                                 1999                 1998
                                             --------------     ---------------

         Tangible current assets             $     963,500      $      181,500
         Total assets                            3,679,000           2,524,600
         Current liabilities                     1,154,000             240,100
         Total liabilities                       2,033,600             332,500
         Total stockholders' equity              1,672,019           2,192,000

                                                    Years ended August 31
                                             ----------------------------------
                                                 1999                1998
                                             --------------     ---------------
         Net sales                           $   2,433,400      $      911,900
         Net loss                               (1,284,500)           (519,600)

         Loss per common share                       (.038)              (.018)

         The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of September 1, 1997 or which may be obtained in the future.

3.       CAPITALIZED LEASE OBLIGATIONS:
         -----------------------------

         The Company leases equipment under non-cancelable lease agreements. Equipment under lease agreements aggregated at August 31, 1999 $107,540 ($129,929 in 1998) less accumulated amortization at August 31, 1999 of $18,042 ($3,443 in 1998).

         Aggregate future minimum lease payments and the present value of minimum lease payments are as follows:

              YEARS ENDING AUGUST 31:
              -----------------------
                   2000                                               $   59,873
                   2001                                                   40,097
                   2002                                                   18,064
                                                                      ----------
                   Total minimum lease payments                          118,034
                   Less amount representing interest (at annual
                    interest rates ranging from 14.1% to 28.9%)           25,469
                                                                      ----------

                   Present value of minimum lease payments                92,565
                   Less amounts due within one year                       37,290
                                                                      ----------

                   Long-term capitalized lease obligations            $   55,275
                                                                      ==========

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


4.       NOTES PAYABLE TO MAJORITY STOCKHOLDER
         -------------------------------------

         During 1999, the majority stockholder and chairman of the Company, advanced an aggregate of $797,680 for working capital purposes. The notes payable bear interest at 10% per annum. The stockholder was paid approximately $4,900 in interest during 1999.

         The notes are repayable upon demand in cash. The Company intends to request the chairman to exchange his notes for common stock of the Company. The chairman has agreed not to demand repayment before November 11, 2000.

5.       INCOME TAXES
         ------------

         The components of the provision for income taxes are as follows for the years ended August 31:

                                           1999          1998          1997
                                       ------------  ------------  ------------
         Federal:
           Current                     $         -   $         -   $         -
           Deferred                              -             -             -
                                       ------------  ------------  ------------
                                                 -         1,500             -
                                       ------------  ------------  ------------

         State of California:
           Current                           2,400           800           800
           Deferred                              -             -             -
                                       ------------  ------------  ------------
                                             2,400           800           800
                                       ------------  ------------  ------------
         Provision for income taxes    $     2,400   $     2,300   $       800
                                       ============  ============  ============

         A reconciliation of income taxes computed at the federal statutory rat of 34% to the provision for income taxes is as follows for the years ended August 31:

                                           1999          1998          1997
                                       ------------  ------------  ------------

         Tax at statutory rates        $  (314,198)  $   (17,518)  $   (23,156)
         Differences resulting from:
           State taxes                       2,400           800           800
           Non-deductible and other
             items                           4,798         1,518            56
           Change in allowance for
             deferred tax assets           309,400        17,500        23,100
                                       ------------  ------------  ------------
           Provision for income taxes  $     2,400   $     2,300   $       800
                                       ============  ============  ============

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


5.       INCOME TAXES (CONTINUED)
         ------------------------

         Net deferred income taxes are as follows as of August 31:

                                                          1999          1998
                                                      ------------  ------------

         Deferred tax assets:
           Net operating losses                       $   317,500   $    50,900
           Amortization of goodwill                        42,800             -
           Less allowance for deferred tax assets        (360,300)      (50,900)
                                                      ------------  ------------
                Net deferred income taxes             $         -   $         -
                                                      ============  ============

         The Company has approximately $750,000 in federal net operating losses which, if not utilized, expire through 2018. The Company has approximately $375,000 in State of California net operating losses, which if not utilized, expire through 2004.

         The utilization of the net operating loss carry-forwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carry-forwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 1999.

6.       STOCK OPTIONS
         -------------

         On December 28, 1997, the Company granted an option to its chairman to acquire 4,000,000 shares of common stock at an exercise price of $.01 per share. The closing price of the Company's common stock was $.062 at the date of grant. The exercise price represented an 84% discount from such closing price. Management determined that the exercise price approximated the fair value of the Company's common stock at the date of grant. Management of the Company estimated the value of the Company's shares at the date of grant based on the historical trend of the trading prices for its' common stock and the limited volume of shares being traded. Such option vested immediately and expires five years from the date of grant.

         On December 28, 1998, the Company granted an option to its chairman to acquire 3,000,000 shares of common stock at an exercise price of $.031 per share. the closing price of the Company's common stock was $.031 at the date of grant. The exercise price represented no discount from such closing price. Such option vested immediately and expires five years form the date of grant.

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


6.       STOCK OPTIONS (CONTINUED)
         -------------------------

         On December 28, 1998, the Company granted an option to its chief financial officer to acquire 500,000 shares of common stock at an exercise price of $.031 per share. The closing price of the Company's common stock was $.031 at the date of grant. The exercise price represented no discount from such closing price. Such option vested immediately and expires five years form the date of grant.

         On December 28, 1998, the Company granted an option to its legal counsel to acquire 500,000 shares of common stock at an exercise price of $.031 per share. The closing price of the Company's common stock was $.031 at the date of grant. Management determined the fair value of the option granted utilizing the Black-Scholes option price model. Management of the Company assigned a value of $.02 per option. As such the Company recorded services expense totaling $10,000 during the year ended August 31, 1999. Such option vested immediately and expires five years from the date of grant.

         The following table summarizes stock option activity as of August 31:

                                                                 1999               1998                 1997
                                                            ---------------    ---------------     ---------------
         Options outstanding at beginning of year                4,000,000                  -                   -
         Options granted                                         4,000,000          4,000,000                   -
         Options expired or canceled                                     -                  -                   -
         Options exercised                                               -                  -                   -
                                                            ---------------    ---------------     ---------------
         Outstanding at end of year                              8,000,000          4,000,000                   -
                                                            ===============    ===============     ===============
         Weighted average price per share                   $          .02     $          .01      $            -
                                                            ===============    ===============     ===============
         Options exercisable at end of year                      8,000,000          4,000,000                   -
                                                            ===============    ===============     ===============
         Average fair market value of options granted       $          .02     $          .06      $            -
                                                            ===============    ===============     ===============

         Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended August 31: risk free interest rate of 5.77% for 1999 (4.45% for 1998); no dividend yield for 1999 or 1998; expected life of the options of 5 years for 1999 and 1998; and volatility factor of the expected market price of the Company's common stock of 286% for 1999 (365% for 1998).

         The Black-Scholes option valuation model was developed for use in estimating he fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require that input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


6.       STOCK OPTIONS (CONTINUED)
         -------------------------

         of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, are as follows:

                                                                            Years ended August 31,
                                                          ---------------------------------------------------
                                                               1999               1998             1997
                                                          ---------------   ---------------   ---------------
         Net loss, as reported                            $     (926,511)   $      (53,819)   $      (68,105)

         Adjustment to compensation expense under
           SFAS 123                                               70,000           240,000                 -
                                                          ---------------   ---------------   ---------------
         Net loss, pro forma                              $     (996,511)   $     (293,819)   $      (68,105)
                                                          ===============   ===============   ===============
         Net loss per common and common equivalent
           share, as reported                             $         (.04)   $         (.00)   $         (.01)
                                                          ===============   ===============   ===============
         Net loss per common and common equivalent
           share, pro forma                               $         (.04)   $         (.02)   $         (.01)
                                                          ===============   ===============   ===============

7.       COMMON STOCK
         ------------

         The Company issued 10,000,000 shares in connection with its acquisition of MobileNetics (see Note 2).

         In December 1996, the Board of Directors authorized the issuance of 20,000 shares of common stock to each employee of the Company at that time. The shares were to be surrendered back to the Company in the event that any employee who received shares terminated their employment with the Company, or was terminated by the Company for cause. The Company issued an aggregate of 540,000 shares of its common stock to these employees. Management of the Company valued the share grants at $.01 per share, which represented a 99.6% discount from the closing bid price of the Company's common stock at the date of grant. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded compensation expense totaling $5,400 during the year ended August 31, 1997 as a result of these grants.

         In December 1997, the Board of Directors authorized the issuance of 4,000,000 shares of common stock to the Chairman of the Company in exchange for compensation and the issuance of 80,000 shares of common

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


7.       COMMON STOCK (CONTINUED)
         ------------------------

         stock in exchange public relation services. Management of the Company valued the shares grants at $.062 per share, which represented an 83.8% discount from the closing bid price of the Company's common stock at the date of grant. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded compensation and services expense totaling $40,000 and $800, respectively, during the year ended August 31, 1998 as a result of these grants.

         In May 1998, the Company issued 4,000,000 shares of common stock to two suppliers in exchange for $200 and a communications equipment lease. Management of the Company valued the shares grants at $.075 per share, which represented an 86.7% discount from the closing bid price of the Company's common stock at the date of grant. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded capitalized lease costs totaling $40,200 during the year ended August 31, 1998 as a result of these grants.

         In December 1998, the Board of Directors authorized the issuance of 4,000,000 shares of common stock to the Chairman of the Company in exchange for compensation and 500,000 shares of common stock to two individuals in exchange for professional services. Management of the Company valued the shares granted to its chairman at $.015 per share, which represented a 50.0% discount from the closing bid price of the Company's common stock at the date of issuance. Management of the Company valued the grants to its service providers at $.031 per share, which represented no discount from the closing bid price of the Company's common stock at the date of grant. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded compensation expense and service expense totaling $62,000 and $15,500, respectively, during the year ended August 31, 1999 as a result of these grants.

         In March 1999, the Board of Directors authorized the issuance of 400,000 shares of common stock to two individuals in exchange for professional services. Management of the Company valued the share grant at $.09 per share, which represented no discount form the closing bid price of the Company's common stock at the date of grant. The Company recorded service expense totaling $36,000 during the year ended August 31, 1999 as a result of these grants.

         Also in March 1999, the Company issued 1,000,000 shares of common stock to a related party in exchange for communication software developed specifically for the Company. Management of the Company valued the shares grants at $.09 per share, which represented no discount form the

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


7.       COMMON STOCK (CONTINUED)
         ------------------------

         closing bid price of the Company's common stock at the date of grant. The Company recorded capitalized software costs totaling $90,000 during the year ended August 31, 1999 as a result of this grant.

         In June 1999, the Board of Directors authorized the issuance of 229,000 shares of common stock to four employees in lieu of compensation and one individual in exchange for professional services. Management of the Company valued the share grants at $.531 per share, which represented no discount from the closing bid price of the Company's common stock at the date of grant. The Company recorded compensation expense and service expense totaling $68,499 and $53,100, respectively, during the year ended August 31, 1999 as a result of these grants.

8.       COMMITMENTS
         -----------

         The Company leases certain equipment under non-cancelable operating lease agreements that expire between the years 2001 and 2003. Aggregate minimum future lease payments under these leases are as follows:

             YEARS ENDING AUGUST 31:
             -----------------------
                       2000                                     $       63,490
                       2001                                             58,857
                       2002                                              6,644
                       2003                                                739
                                                                --------------
         Total minimum lease payments                           $      129,730
                                                                ==============

         Equipment lease expense and a month-to-month facility lease expense aggregated approximately $80,700 for the year ended August 31, 1999 ($12,000 for 1998; and $3,000 for 1997).

9.       SIGNIFICANT CUSTOMER
         --------------------

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

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


10.      SUBSEQUENT EVENTS
         -----------------

         Investment agreement: In September 1999, the Company entered into an irrevocable Investment Agreement for a "private equity line" of up to $35,000,000. Under the Investment Agreement an investment banking company has made a firm commitment to purchase the Company's common stock and resale the securities in an offering under Regulation D of the United States Securities and Exchange Commission.

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

         In consideration of the Investment Agreement, the Company granted the investment banking company warrants to purchase 490,000 shares of its common stock. The warrants are exercisable upon the successful completion of certain tasks, as defined, and at a price equal to the lowest closing bid price for the 5 days prior to the execution of the Investment Agreement or the 5 days following its execution, whichever price is lower. The Company has not valued the warrants as they vest upon a contingent event.

         PREFERRED STOCK ISSUANCES: In November 1999, the Company closed the placement of 2500 shares of series A 6% convertible preferred stock, $.001 par value (the "Series A Preferred Stock"), to one purchaser (the "Purchaser") at a purchase price of $1,000 per share, for an aggregate purchase price of $2,500,000, pursuant to a securities purchase agreement (the "Purchase Agreement"). The Company entered into a registration rights agreement and a warrant agreement. Concurrent with the closing of the placement, the Company issued warrants to the Purchaser for the purchase of 250,000 shares of the Company's common stock at an exercise price of $4.25 per share, subject to customary anti-dilution provisions, expiring on May 5, 2002. The Company also issued warrants for the purchase of 49,844 shares of common stock to the Placement Agent, exercisable at $4.0125 per share, expiring on November 22, 2004. The Company also paid $222,000 in cash to the Placement Agent for fees and costs associated with the Purchase Agreement. In conjunction with the Purchase Agreement, the Company valued the Purchaser and Placement Agent warrants utilizing the Black-Scholes option pricing model. Management of the Company arrived at a fair market value of $1,220,000 for the warrants.

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


10.      SUBSEQUENT EVENTS (CONTINUED)
         -----------------------------

         In February 2000, the Company closed the placement of an additional 1500 shares of Series A Preferred Stock to the same Purchaser at a purchase price of $1,000 per share, for an aggregate purchase price of $1,500,000, pursuant to the Purchase Agreement. In conjunction with the Purchase Agreement, the Company entered into a registration rights agreement and a warrant agreement. Concurrent with the closing of the placement, the Company issued warrants to the Purchaser for the purchase of 150,000 shares of the Company's common stock at an exercise price of $4.25 per share, subject to customary anti-dilution provisions, expiring on February 28, 2002. The Company also incurred $120,000 in cash to the same Placement Agent for fees and costs associated with the Purchase Agreement. The Company also issued warrants for the purchase of 8,275 shares of common stock to the Placement Agent, exercisable at $14.50 per share, expiring on February 28, 2005. The Company valued the Purchaser and Placement Agent warrants utilizing the Black-Scholes option pricing model. Management of the Company arrived at a fair market value of $2,320,000 for the warrants.

         The convertible feature of the Series A Preferred Stock provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature". Pursuant to EMERGING ISSUES TASK FORCE No. 98-5 ("EITF 98-5"), the Company has valued such beneficial conversion feature for the first issuance of Series A Preferred Stock in the amount of $1,560,000. Management of the Company has determined the value of the beneficial conversion feature of the second issuance of Series A Preferred Stock to be $3,794,118; however, pursuant to EITF 98-5, in valuing the beneficial conversion feature, it cannot exceed the face value of the related stock issuance. As a result, the beneficial conversion feature for the second issuance of Series A Preferred Stock has been valued at $1,500,000. In the calculation of basic and diluted net loss per share, such beneficial conversion features will increase the net loss allocable to common stockholders.

         BEST EFFORTS PRIVATE PLACEMENT: In January 2000, the Company entered into a "best efforts" agreement with a private placement agent to raise $10,000,000 through the sale of common stock. To date, no activity or significant efforts have occurred with respect to such private placement. The Company issued to the private placement agent warrants to purchase 30,000 shares of common stock of the Company at a price of $10.25 per share, expiring January 27, 2003. The Company valued the private placement agent warrants utilizing the Black-Scholes option pricing model. Management of the Company arrived at a fair market value of $305,000 for the warrants.

         OPTIONS ISSUED TO NON-EMPLOYEES: In November 1999, the Company granted an option to purchase 200,000 shares of common stock of the Company at a price of $4.53 per share to its prior external legal counsel. Such counsel became a member of the Company's Board of Directors subsequent to the date of grant. The option vests over a year period and expires

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


10.      SUBSEQUENT EVENTS (CONTINUED)
         -----------------------------

         November 25, 2001. The closing price of the Company's common stock was $4.53 at the date of grant. Management determined the fair value of the option granted utilizing the Black-Scholes option pricing model. Management of the Company assigned a value of $4.40 per option, for consideration totaling $880,000.

         In February 2000, the Company granted an option to purchase 25,000 shares of common stock of the Company at a price of $10.50 per share to its new external legal counsel. The option vested immediately and expires February 9, 2002. The closing price of the Company's common stock was $10.50 at the date of grant. Management determined the fair value of the option granted utilizing the Black-Scholes option pricing model. Management of the Company assigned a value of $10.00 per option, for consideration totaling $250,000.

         In February 2000, the Company granted an option to purchase 17,932 share of common stock of the Company at a price of $12.54 per share to a third party leasing company. The option vested immediately and expires January 31, 2005. The closing price of the Company's common stock was $10.87 at the date of grant. Management determined the fair value of the option granted utilizing the Black-Scholes option pricing model. Management of the Company assigned a value of $10.86 per option, for consideration totaling $195,000.

         OPTIONS ISSUED TO EMPLOYEES: From September 1, 1999 through February 29, 2000, the Company issued to employees options to purchase 1,536,760 shares of common stock of the Company. The options were granted at exercise prices ranging from $4.00 to $15.00 per share. The weighted average exercise price of such options was $7.83 per share. All of the options were issued at exercise prices equal to the closing bid price of the Company's common stock at the date of grant, except for 115,760 options which were granted with exercise price at $4.00 per share when the market price was $4.531 per share. Of the options, 285,360 vested immediately and have terms of two years, 600,000 vest over a one-year period and have terms of two years, 560,400 vest over a two-year period and have terms of three years, and 91,000 vest over a three-year period and have terms of four years.

         STOCK GRANTS: In January 2000, the Company granted 8,900 shares in common stock to employees in lieu of compensation. The closing bid price of the Company's common stock at the date of grant was $9.56 for consideration totaling $85,000.

         ACQUISITION: On December 6, 1999, the Company consummated its purchase of Color Networks, Inc. The Company issued 75,000 shares of common stock in consideration for 100% of the issued and outstanding shares of common stock of Color Networks, Inc. The fair market value of the stock issued was $8.00 per share, for consideration totaling $600,000. In addition, the Company issued warrants to two non-employee owners of Color Networks, Inc. to purchase 15,000 shares of common stock of the

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


10.      SUBSEQUENT EVENTS (CONTINUED)
         -----------------------------

         Company at an exercise price of $8.00 per share. The warrants vested immediately and expire January 31, 2005. Management determined the fair value of the option granted utilizing the Black-Scholes option pricing model. Management of the Company assigned a value of $7.99 per option, for consideration totaling $120,000.

         LINE OF CREDIT: On February 15, 2000, the Company entered into a $600,000 line of credit with a bank. The line of credit provides for interest at prime plus 2.0% (10.75% at such date). The line of credit is secured by substantially all the assets of the Company. The line allows for the Company to draw up to $600,000 based upon eligible collateral, as defined. The line matures on February 15, 2001.