Form 10QSB/A
period 1999-11-30
LMKI INC
filed 2000-04-13
CIK 949113

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 2

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


                3355 Michelson Drive, Suite 300, Irvine, CA 92612
               (Address of principal executive offices) (Zip Code)

                                 (949) 794-3000
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes ... No .X.

As of November 30, 1999 the number of preferred stock outstanding was 2,500 and common stock outstanding was 36,115,666.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.


                              PART I - FINANCIAL INFORMATION

LMKI, INC. (formerly Landmark International Inc.)
Consolidated Balance Sheets


                                                          NOV. 30              AUG. 31
                                                          -------              -------
                                                           1999                 1999
                                                           ----                 ----
ASSETS                                                  (Unaudited)
Cash                                                 $       2,053,932    $         125,692
Accounts receivable                                            946,856              837,850
                                                     ------------------   ------------------
    Total current assets                                     3,000,787              963,542

Equipment                                                    1,027,417              302,549
Accumulated depreciation                                       (63,916)             (40,482)
                                                     ------------------   ------------------
    Net equipment                                              963,501              262,067

Goodwill, less accumulated amortization
    of $151,103 in 1999 and 1998                             2,719,856            2,870,959
Deposits                                                       116,200               35,725
                                                     ------------------   ------------------
    Total other assets                                       2,836,056            2,906,684
                                                     ------------------   ------------------
      Total assets                                   $       6,800,344    $       4,132,293
                                                     ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                     $       1,164,424    $         999,319
Accrued payroll and related liabilities                        113,954              133,749
Other accrued liabilities                                       37,187                7,133
Accrued dividends payable                                        2,466                    -
Accrued interest to stockholder                                 25,608                3,112
Capitalized lease obligations due
    within one year                                              9,817               37,290
                                                     ------------------   ------------------
    Total current liabilities                                1,353,456            1,180,603

Capitalized lease obligations, long term                        34,359               55,275
Loans from stockholder                                       1,089,920              797,680
                                                     ------------------   ------------------
      Total liabilities                                      2,477,735            2,033,558
                                                     ------------------   ------------------

Stockholders' equity
    Preferred stock, Series A 6% convertible                 2,500,000                    -
      10,000,000 authorized,
      2,500 issued and outstanding;
      liquidation preference of $2,500,000
    Common stock, $.001; shares authorized                      36,116               36,116
      50,000,000, shares issued and outstanding
      total 36,115,666
    Paid in capital                                          4,427,225            3,089,125
    Accumulated deficit                                     (2,640,732)          (1,026,506)
                                                     ------------------   ------------------
    Total stockholders' equity                               4,322,609            2,098,735
                                                     ------------------   ------------------
      Total stockholders' equity
      and liabilities                                $       6,800,344    $       4,132,293
                                                     ==================   ==================


See accompanying notes.


LMKI, INC. (formerly Landmark International, Inc.)
Consolidated Statements of Operations (Unaudited)


                                                          Three Months ended Nov. 30,
                                                    ----------------------------------------
                                                           1999                   1998
                                                           ----                   ----
Net sales                                           $       1,505,053     $          40,881

Cost of sales                                                 403,843                 3,173
                                                    ------------------    ------------------

     Gross Profit                                           1,101,210                37,708

Selling expense                                               373,522                72,589

General and administrative expenses                           752,965                25,463
                                                    ------------------    ------------------

Loss from operations                                          (25,277)              (60,344)

Interest (income) expense, net                                 26,483                 2,018
                                                    ------------------    ------------------

Loss before provision for income taxes                        (51,760)              (62,362)

Provision for income taxes                                          -                     -
                                                    ------------------    ------------------

Net loss                                                      (51,760)              (62,362)

Less:
     Dividends accrued on preferred stock                       2,466                     -

     Preferred stock beneficial feature                     1,560,000                     -
                                                    ------------------    ------------------

Net loss allocable to common stockholders           $      (1,614,226)    $         (62,362)
                                                    ==================    ==================

Basic and diluted net loss per common share         $           (0.05)    $           (0.00)
                                                    ==================    ==================

Weighted average shares outstanding                        36,115,666            19,986,666
                                                    ==================    ==================


See accompanying notes.


LMKI, INC. (formerly Landmark International, Inc.)
Consolidated Statements of Cash Flows (Unaudited)


                                                                Three Months ended Nov. 30,
                                                         ------------------------------------------
                                                              Nov.                     Nov.
                                                              1999                     1998
                                                              ----                     ----
Cash flows from operating activities:
Net loss                                                 $         (51,760)      $         (62,362)

Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                                   23,434                   2,922
    Amortization of goodwill                                       151,103                       -
    Changes in operating assets and liabilities:
       Accounts receivable                                        (109,006)                 47,623
       Deposits                                                    (80,475)                 35,725
       Accounts payable                                            195,158                 (24,735)
       Accrued payroll and related liabilities                     (19,795)                  1,890
       Accrued interest to stockholder                              22,496
                                                         ------------------      ------------------
                                                                   131,156                   1,063
                                                         ------------------      ------------------
  Cash flows from investing activities:
    Purchases of capital equipment                                (724,868)                      -
                                                         ------------------      ------------------
                                                                  (724,868)                      -
                                                         ------------------      ------------------
  Cash flows from financing activities:
    Repayment of capitalized lease obligation                      (48,389)                 (4,432)
    Proceeds from preferred stock, net of
     offering costs                                              2,278,100                       -
    Proceeds from notes payable to stockholder                     292,240                       -
                                                         ------------------      ------------------
                                                                 2,521,951                  (4,432)
                                                         ------------------      ------------------

Net increase in cash                                             1,928,239                  (3,369)
Cash at beginning of periods                                       125,692                   3,772
                                                         ------------------      ------------------
Cash at end of periods                                   $       2,053,931       $             403
                                                         ==================      ==================

Supplemental cash flow disclosures:
  Cash paid for interest                                 $          26,483       $           2,018
                                                         ==================      ==================
  Cash paid for taxes                                    $               -       $               -
                                                         ==================      ==================


The company has entered into certain non-cash transactions which have been reflected in the notes hereto.


See accompanying notes.

LMKI, Inc.
(formerly Landmark International, Inc.)
Notes to Consolidated Financial Statements
For the three-months ending November 30, 1999 and 1998


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NATURE OF
BUSINESS: LMKI, Inc. (formerly Landmark International, Inc.) (The "Company" or "LMKI") is a Nevada Corporation engaged in providing high-speed Internet access, data, voice and video services to individuals and businesses.

BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements include the accounts of LMKI, Inc. and its wholly owned subsidiary Mobilenetics Corporation ("Mobilenetics") and Landmark Communications, Inc. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results. All intercompany accounts and transactions have been eliminated.

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

IMPAIRMENT OF LONG-LIVED ASSETS: The Company assess the recoverability of long-lived assets by determining whether the depreciation and amortization of the assets' balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of November 30, 1999 and August 31, 1999.

REVENUE RECOGNITION: Fees for high-speed Internet access, data, voice and video services are recognized as services are provided.

STOCK BASED COMPENSATION: The Company accounts for stock based compensation under Statement of Financial Accounting Standard No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25 (see Note 6).

ADVERTISING: The Company expenses the cost of advertising as incurred as selling expenses. Advertising expenses was approximately $23,000 for three- months ended November 30, 1999 ($404 for 1998).

INCOME TAXES: Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provided a valuation allowance for certain deferred tax assets. It is more likely than not that the Company will not realize tax assets through future operations.

NET LOSS PER COMMON SHARE: Net loss available to common stockholders per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss has been increased for the effect of accrued dividends to preferred stockholders and the effect of the preferred stockholder beneficial conversion feature (Note 8). Stock options and warrants outstanding are not considered common stock equivalents, as the affect on net loss per share would be anti-dilutive.

CONCENTRATION RISK: The Company grants credit to customers in the State of California. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company.

RISKS AND UNCERTAINTIES: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the collectibility of accounts receivable. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may materially differ from estimated amounts.

SEGMENT REPORTING: The Company adopted SFAS No. 131 ("SFAS"), "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company views its operations and manages its business as principally one segment.

2. BUSINESS COMBINATION:
Effective June 1, 1999, LMKI, Inc. acquired Mobilenetics Corporation ("Mobilenetics"), in a business combination accounted for as a purchase. Mobilenetics is a provider of communications consulting and systems integration services that primarily involve Internet and network solutions. It services a diverse base of customers that are located primarily in California. Prior to the business combination, the majority stockholder of Mobilenetics was a stockholder of the Company and Mobilenetics provided communication equipment to the Company under a capitalized lease agreement. The Company issued 10,000,000 shares of its common stock in exchange for all of the outstanding shares of Mobilenetics. The shares issued for Mobilenetics were valued at $2,655,000 ($0.265 per share), which represented 50% of the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares exchanged after considering the historical trend of the trading prices for its' common stock and the limited volume of shares being traded.

The acquisition of Mobilenetics can be summarized as follows:

Fair value Mobilenetics:
Assets acquired                                         $  141,810
Liabilities assumed                                       (508,872)
                                                        ----------
Fair value of net assets acquired                         (367,062)
Fair value of consideration tendered                     2,655,000
                                                        -----------
Goodwill assigned to acquisition                        $3,022,062
                                                        ===========

The results of operations of Mobilenetics are included in the accompanying consolidated financial statements as of June 1, 1999.


3. CAPITALIZED LEASE OBLIGATIONS:
The Company leases equipment under non-cancelable lease agreements. Equipment under lease agreements aggregated at August 31, 1999 total $107,540 less accumulated amortization at August 31, 1999 of $18,042.

Aggregate future minimum lease payments and the present value of minimum lease payments are as follows:

YEARS ENDING AUGUST 31:
-----------------------
   2000                                                 $   59,873
   2001                                                     40,097
   2002                                                     18,064
                                                        -----------
Total minimum lease payments                               118,034
Less amount representing interest (at annual
 interest rates ranging from 14.1% to 28.9%)                25,469
                                                        -----------
Present value of minimum lease payments                     92,565
Less amounts due within one year                            37,290
                                                        -----------
Long-term capitalized lease obligations                 $   55,275
                                                        ===========



4. NOTES PAYABLE TO STOCKHOLDER
For the three-months ended November 30, 1999, the principal stockholder and Chairman of the Company advanced an aggregate of $292,240 for working capital purposes. The notes payable to stockholder totaled $1,089,920 at November 30, 1999. The notes payable bear interest at 10% per annum. The notes are repayable upon demand in cash. The Company intends to request the chairman to exchange his notes for common stock of the Company. The chairman has agreed not to demand repayment before November 30, 2000.

5. INCOME TAXES
The Company has incurred losses for both financial and tax reporting purposes for all periods presented. As a result, the Company's provision for taxes consists solely of minimum state taxes.

Net deferred income taxes are as follows as of August 31:

                                                   1999         1998
                                                   ----         ----

  Deferred tax assets:
  Net operating losses                          $ 317,500     $  50,900
  Amortization of goodwill                         42,800             -
  Less allowance for deferred tax assets         (360,300)      (50,900)
                                                ----------    ----------
  Net deferred income taxes                     $       -     $       -
                                                ==========    ==========

The Company has approximately $750,000 in Federal net operating losses as of August 31, 1999, which, if not utilized, expire through 2018. The Company has $375,000 as of August 31, 1999 in State of California net operating losses, which if not utilized, expire through 2004.

The utilization of the net operating loss carry-forwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carry-forwards, management has determined that the realization of the deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of the periods presented.


6. STOCK OPTIONS AND WARRANTS
On December 28, 1997, the Company granted an option to its chairman to acquire 4,000,000 shares of common stock at an exercise price of $.01 per share. The closing price of the Company's common stock was $.062 at the date of grant. The exercise price represented an 84% discount from such closing price. Management determined that the exercise price approximated the fair value of the Company's common stock at the date of grant. Management of the Company estimated the value of the Company's shares at the date of grant based on the historical trend of the trading prices for its' common stock and the limited volume of shares being traded. Such option vested immediately and expires five years from the date of grant.

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

On December 28, 1998, the Company granted an option to its legal counsel to acquire 500,000 shares of common stock at an exercise price of $.031 per share. The closing price of the Company's common stock was $.031 at the date of grant. Management determined the fair value of the option granted utilizing the Black-Scholes option-pricing model. Management of the Company assigned a value of $.02 per option. As such, the Company recorded services expense totaling $10,000 during the year ended August 31, 1999. Such option vested immediately and expires five years from the date of grant.

On November 26, 1999, the Company granted options to members of senior management to acquire 1,200,000 shares of common stock at an exercise price of $4.531 per share. Subsequent to the grant, three members of senior management voluntarily canceled 600,000 shares. The closing price of the Company's common stock was $4.531 at the date of grant. The exercise price represented no discount from such closing price. Such options vest over one year and expire two years from the date of grant.

On November 26, 1999, the Company issued to various employees options to purchase 115,760 shares of common stock of the Company. The closing price of the Company's common stock was $4.531 at the date of grant. The options where granted at an exercise price of $4.00 per share. The difference of $0.531 per share is being recorded by the Company as compensation expense over the vesting period. The options vest over a one-year period and expire two years from date of grant.

On November 26, 1999, the Company granted an option to purchase 200,000 shares of common stock of the Company at a price of $4.531 per share to its prior external legal counsel. Such legal counsel became a member of the Company's Board of Directors subsequent to the date of grant. The option vests over a year period and expires November 25, 2001. The closing price of the Company's common stock was $4.531 at the date of grant. Management determined the fair value of the option granted utilizing the Black-Scholes option-pricing model. Management of the Company assigned a value of $4.40 per option, for consideration totaling $880,000.

The following table summarizes stock option and warrant activity for the three-months ended November 30, 1999:

                                                          1999
                                                          ----
Options and warrants outstanding, Aug. 31, 1999         8,000,000
Options and warrants granted                            2,305,604
Options and warrants expired or canceled                 (600,000)
Options and warrants exercised                                  -
                                                       -----------

Outstanding, November 30, 1999                          9,705,604
                                                       ===========

Weighted average exercised price per share
 of all options and warrants                           $      .76
                                                       ===========

Options and warrants exercisable at Nov. 30, 1999       8,000,000
                                                       ===========

Weighted average fair value of options and
 warrants granted during the three-month period        $     4.10
                                                       ===========


7. COMMON STOCK
The Company issued 10,000,000 shares in connection with its' acquisition of Mobilenetics (See Note 2).

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

In December 1997, the Board of Directors authorized the issuance of 4,000,000 shares of common stock to the Chairman of the Company in exchange for compensation and the issuance of 80,000 shares of common stock in exchange for public relation services. Management of the Company valued the share grants at $.062 per share, which represented an 83.8% discount from the closing bid price of the Company's common stock at the date of grant. Management of the Company estimated the value of the company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded compensation expense and services expense totaling $40,000 and $800, respectively, during the year ended August 31, 1998 as a result of these grants.

In May 1998, the Company issued 4,000,000 shares of common stock to two suppliers in exchange for $200 and a communications equipment lease. Management of the Company valued the share grants at $.075 per share, which represented an 86.7% discount from the closing bid price of the Company's common stock at the date of grant. Management of the Company estimated the value of the company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded capitalized lease costs totaling $40,200 during the year ended August 31, 1998 as a result of these grants.

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

In March 1999, the Board of Directors authorized the issuance of 400,000 shares of common stock to two individuals in exchange for professional services. Management of the Company valued the share grants at $.09 per share, which represented no discount from the closing bid price of the Company's common stock at the date of grant. The Company recorded service expense totaling $36,000 during the year ended August 31, 1999 as a result of these grants.

Also in March 1999, the Company issued 1,000,000 shares of common stock to a related party in exchange for communication software developed specifically for the Company. Management of the Company valued the share grant at $.09 per share, which represented no discount from the closing bid price of the Company's common stock at the date of grant. The Company capitalized software costs totaling $90,000 during the year ended August 31, 1999 as a result of this grant.

In June 1999, the Board of Directors authorized the issuance of 229,000 shares of common stock to four employees in lieu of compensation and one individual in exchange for professional services. Management of the Company valued the share grants at $.531 per share, which represented no discount from the closing bid price of the Company's common stock at the date of grant. The Company recorded compensation and service expense totaling $68,499 and $53,100, respectively, during the year ended August 31, 1999 as a result of these grants.


8. PREFERRED STOCK
In November 1999, the Company closed the placement of 2,500 shares of Series A 6% Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"), to one purchaser (the "Purchaser") at a purchase price of $1,000 per share, for an aggregate purchase price of $2,500,000, pursuant to a securities purchase agreement (the "Purchase Agreement"). The Company entered into a registration rights agreement and a warrant agreement. Concurrent with the closing of the placement, the Company issued warrants to the Purchaser for the purchase of 250,000 shares of the Company's common stock at an exercise price of $4.25 per share, subject to customary anti-dilution provisions, expiring on May 5, 2002. The Company also issued warrants for the purchase of 49,844 shares of common stock to the Placement Agent, exercisable at $4.0125 per share, expiring on November 22, 2004. The Company also paid $222,000 in cash to the Placement Agent for fees and costs associated with the Purchase Agreement. In conjunction with the Purchase Agreement, the Company valued the Purchaser and Placement Agent warrants utilizing the Black-Scholes option-pricing model. Management arrived at a fair market value of $1,220,000 for the warrants.

The convertible feature of the Series A Preferred Stock provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature". Pursuant to EMERGING ISSUES TASK FORCE No. 98-5 ("EITF 98-5"), the Company has valued such beneficial conversion feature for this issuance of Series A Preferred Stock in the amount of $1,560,000. In the calculation of basic and diluted net loss per share, such beneficial conversion feature has increased the net loss allocable to common stockholders.


9. INVESTMENT AGREEMENT
In September 1999, the Company entered into an irrevocable Investment Agreement for a "private equity line" of up to $35,000,000. Under the Investment Agreement an investment banking company has made a firm commitment to purchase the Company's common stock and resale the securities in an offering under Regulation D of the United States Securities and Exchange Commission.

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

In consideration of the Investment Agreement, the Company granted the investment banking company warrants to purchase 490,000 shares of its common stock. The warrants are exercisable upon the successful completion of certain tasks, as defined, and at a price equal to the lowest closing bid price for the 5 days prior to the execution of the Investment Agreement of the 5 days following its execution, whichever price is lower. The Company has not valued the warrants as they vest upon a contingent event.


Item 2. Management's Discussion and Analysis of Financial condition and results of operations

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT: This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations and beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying works (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rate and general economic conditions. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to the factors cited above. As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS
---------------------
The Company's operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of new network architectures, the incurrence of related capital costs, variability and length of the sales cycle associated with the Company's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the Company and its competitors. Additional factors that may contribute to variability of operating results include: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole or limited-source components; user demand for network and Internet access services; balancing of network usage over a 24-hour period; the ability to manage potential growth and expansion; the ability to identify, acquire and integrate successfully suitable acquisition candidates; and charges related to acquisitions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse affect on the Company's business. As a result, variations in the timing and amounts of revenue could have a material adverse affect on the Company's quarterly operating results. Due to the foregoing factors, the Company believes the period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely decline.

REVENUE: Revenue totaled approximately $1,505,053 for the three-month period ended November 30, 1999, a 3,582% increase over revenue of $40,881 for the three-month period ended November 30, 1998. This increase reflects the growth in revenue for exclusive selling of DSL and T-1 services resulting from marketing arrangements with new strategic partners, the continued growth derived from Internet access customers, and sale of equipment to support network systems.

COST OF SALES: Cost of sales increased for the three-month period ended November 30, 1999 was approximately $404,843, and increase of 12,659% from $3,173 for the three-month period ended November 30, 1998. Cost of sales consists primarily of access charges from local exchange carriers, backbone and Internet access costs, and the cost of customer equipment to support network systems. The Company expects its cost of sales to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base.

GROSS MARGIN: The gross margin for the three-month period ended November 30, 1999 was approximately $1,101,210 compared to $37,708 for the same period ended November 30, 1998. Gross margin percent decreased to 73% for the period ended November 30, 1999 compared to 92% for the period ended November 30, 1998. This decrease was attributable to the increased mix of our product services.

SALES EXPENSE: Sales expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was approximately $373,522 for the three-month period ended November 30, 1999 and $72,589 for the three-month period ended November 30, 1998, which represents a 415% increase. The increase of approximately $300,000 in 1999 reflects an expansion of the direct sales organization necessary to support increased revenue volumes. The Company expects sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was approximately $752,965 for the three-month period ended November 30, 1999 and $25,463 for the three-month period ended November 30, 1998, which represents 29,571% increase. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. In addition, the three-month period ended November 30, 1999 included $151,103 of goodwill amortization relating to the Company's June 1, 1999 acquisition of Mobilenetics. The Company expects the general and administrative expense to increase in dollar amount, reflecting the growth in operations, but to decline as a percentage of revenue.

INTEREST EXPENSE: Interest expense was $26,483 for the three-months ended November 30, 1999 and $2,018 for the three-months ended November 30, 1998. The increase is related to new leases of equipment and interest on notes from the principal stockholder that advanced funds for working capital.

NET LOSS: The Company incurred a net loss for the period ended November 30, 1999 of $51,760 compared to $62,362 for the period ended November 30, 1998. We expect to focus in the near term on building and increasing our revenue base, which will require us to significantly increase our expenses for personnel, marketing, network infrastructure and the development of new services, and may adversely impact our short term operating results. As a result, we believe that we will incur losses in the near term and we cannot assure you that the Company will be profitable in the future.


FINANCIAL CONDITION
-------------------

To date, we have satisfied our cash requirements primarily through debt and equity financings and capitalized lease financings. In late November of 1999, the Company received $2,278,100 from an equity placement. The Company's principal uses of cash are to fund working capital requirements, acquisition of additional DSL lines and capital expenditures, and to service our capital lease and debt financing obligations. Net cash provided by operations for the three-month periods ended November 30, 1999 and 1998 was approximately $131,156 and $1,063, respectively. Cash provided by operating activities in the period ending November 30, 1999 was primarily affected by the net loss from operations and the increases of accounts receivable and accounts payable as we were expanding our market share and improving our infrastructure

Net cash used by investing activities for the three-month period ended November 30, 1999 was $724,868 for the purchase of equipment. No cash was either used or provided by investing activities in the three-month period ending November 30, 1998. DSL routers located at client sites represented $235,000, Cisco routers in support of broadband sales represented $428,000 and $62,000 was for miscellaneous equipment.

Net cash provided by financing activities for the period ending November 30, 1999 came from an increase in notes payable to officer of $317,848 and sale of preferred stock for a net proceeds of $2,278,100. During November 1999, the Company closed the placement of the initial tranche of 2,500 shares of Series A 6% Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"), to one purchaser (the "Purchaser") for an aggregate purchase price of $2.5 million (less $221,900 placement fees and commissions). Net cash used for financing activities for the three-month period ending November 30, 1998 was for repayment of capitalized leases.

The net cash increase for the three-month period ended November 30, 1999 was $1,928,230 as compared to a net cash decrease for the three-month period ended November 30, 1998 of $3,369. Such increase came as a result of events discussed above.

At November 30, 1999, we had cash and cash equivalents of approximately $2,053,931, and positive working capital of $1,647,331.

The Company expects to satisfy its working capital needs for the foreseeable future through additional debt and equity placements, and capital leases. There can be no assurances that the Company will be successful in securing additional financing, and if secured, it will be sufficient to satisfy working capital needs for the foreseeable future.


Year 2000 Compliance
--------------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of normal business activities. We have reviewed our products and services, as well as our internal management information systems in order to identify and modify those products, services and systems that are not year 2000 compliant.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibit Table:

           EX-27  Financial Data Schedule

       (b) Form 8-K:

           We filed Form 8-K for Item 5 on 10/13/99.

           We filed Form 8-K for Item 5 on 10/20/99.

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

Date: April 11, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


LMKI, INC. (Registrant)


Signature                           Title                     Date
---------                           -----                     ----

/s/ William J. Kettle               Chairman, Director and    April 11, 2000
--------------------------------    Chief Executive Officer
William J. Kettle



/s/ John W. Diehl, Jr.              Chief Financial Officer,  April 11, 2000
--------------------------------    Secretary (Principal
John W. Diehl, Jr.                  Accounting Officer)