Form 10QSB
period 2000-02-29
LMKI INC
filed 2000-04-13
CIK 949113

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended February 29, 2000

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
Yes      No  X
    ---     ---

As of February 29, 2000 the number of shares of common stock outstanding was 37,249,566.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.


                         PART I - FINANCIAL INFORMATION

LMKI, INC. (formerly Landmark International Inc.)
Consolidated Balance Sheets


                                                        FEB. 29,              AUG. 31,
                                                        --------              --------
                                                          2000                  1999
                                                          ----                  ----
ASSETS                                                (Unaudited)
Cash                                                 $      1,754,353     $        125,692
Accounts receivable                                         1,401,311              837,850
                                                     -----------------    -----------------
    Total current assets                                    3,155,664              963,542

Equipment                                                   3,681,228              302,549
Accumulated depreciation                                     (143,065)             (40,482)
                                                     -----------------    -----------------
    Net equipment                                           3,538,163              262,067

Goodwill, less accumulated amortization
    of $302,206 in 2000 and $151,103 1999                   3,840,625            2,870,959
Deposits                                                      291,810               35,725
Other assets                                                  330,903                    -
                                                     -----------------    -----------------
    Total other assets                                      4,463,338            2,906,684
                                                     -----------------    -----------------
      Total assets                                   $     11,157,165     $      4,132,293
                                                     =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                     $      3,324,829     $        999,319
Line of credit                                                593,150                    -
Accrued payroll and related liabilities                        49,062              133,749
Other accrued liabilities                                     154,026                7,133
Accrued dividends payable                                      40,087                    -
Accrued interest to stockholder                                34,682                3,112
Capitalized lease obligations due
    within one year                                           226,548               37,290
                                                     -----------------    -----------------
    Total current liabilities                               4,422,384            1,180,603

Capitalized lease obligations, long term                      554,668               55,275
Loans from stockholder                                      1,458,799              797,680
                                                     -----------------    -----------------
      Total liabilities                                     6,435,851            2,033,558
                                                     -----------------    -----------------

Stockholders' equity
    Preferred stock, Series A 6% convertible                4,000,000                    -
      10,000,000 authorized,
      4,000 issued and outstanding;
      liquidation preference of $4,000,000.
    Common stock, $.001; shares authorized                     37,250               36,116
      50,000,000, shares issued and outstanding
      totaling 37,249,566 (2000) and
      36,115,666 (1999)
    Paid in capital                                         7,268,111            3,089,125
    Notes receivable from stockholders                       (509,100)                   -
    Accumulated deficit                                    (6,074,947)          (1,026,506)
                                                     -----------------    -----------------
    Total stockholders' equity                              4,721,314            2,098,735
                                                     -----------------    -----------------
      Total stockholders' equity
      and liability                                  $     11,157,165     $      4,132,293
                                                     =================    =================


See accompanying notes.


LMKI, INC. (formerly Landmark International, Inc.)
Consolidated Statements of Operations (Unaudited)


                                        Three Months ended Feb. 29,            Six Months ended Feb. 29,
                                   ------------------------------------  ------------------------------------
                                        2000               1999               2000               1999
                                        ----               ----               ----               ----
Net sales                          $      2,126,113   $        197,508   $     3,631,166    $        238,389

Cost of sales                             1,352,499             67,136          1,756,342             70,310
                                   -----------------  -----------------  -----------------  -----------------

     Gross Profit                           773,614            130,372          1,874,824            168,079

Selling expense                             768,265             84,138          1,141,787            156,726

General and
administrative
expenses                                  1,813,573             81,434          2,566,538            106,897
                                   -----------------  -----------------  -----------------  -----------------

Loss from operations                     (1,808,224)           (35,200)        (1,833,500)           (95,544)

Interest expense                             88,370              3,867            114,853              5,885
                                   -----------------  -----------------  -----------------  -----------------

Loss before provision
for income taxes                         (1,896,593)           (39,067)        (1,948,353)          (101,429)

Provision for
income taxes                                      -                  -                  -                  -
                                   -----------------  -----------------  -----------------  -----------------

Net loss                                 (1,896,593)           (39,067)        (1,948,353)          (101,429)

Less:
     Dividends accrued on
     Preferred stock                         40,087                  -             40,087                  -

     Preferred stock
     beneficial
     conversion feature                   1,500,000                  -          3,060,000                  -
                                   -----------------  -----------------  -----------------  -----------------

Net loss allocable to
common stockholders                $     (3,436,680)  $        (39,067)  $     (5,048,440)  $       (101,429)
                                   =================  =================  =================  =================

Basic and diluted
net loss per
common share                       $          (0.09)  $          (0.00)  $          (0.14)  $          (0.00)
                                   =================  =================  =================  =================

Weighted average
shares outstanding                       36,538,633         23,175,555         36,327,149         21,581,111
                                   =================  =================  =================  =================



See accompanying notes.


LMKI, INC. (formerly Landmark International, Inc.)
Consolidated Statements of Cash Flows (Unaudited)


                                                               Six Months ended Feb. 29,
                                                          ------------------------------------
Cash flows from operating activities:                         2000               1999
                                                              ----               ----
Net loss                                                  $     (1,948,353)  $       (101,429)

Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                                  102,583              5,844
    Amortization of goodwill                                       302,206                  -
    Options issued in exchange for services                        267,818
    Stock issued in exchange for services                           85,102
    Changes in operating assets and liabilities:
       Accounts receivable                                        (563,461)            68,346
       Deposits                                                   (256,085)
       Other assets                                               (330,903)
       Accounts payable                                          2,915,179             (9,056)
       Accrued payroll and related liabilities                     (84,687)            11,115
       Other accrued liabilities                                   150,374                  -
       Accrued interest to stockholder                              31,570                  -
                                                          -----------------  -----------------
                                                                   671,343            (25,180)
                                                          -----------------  -----------------
  Cash flows from investing activities:
    Purchase of capital equipment                               (3,378,679)                 -
                                                          -----------------  -----------------
                                                                (3,378,679)                 -
                                                          -----------------  -----------------
  Cash flows from financing activities:
    Repayment of capitalized lease
     obligation, net                                                16,778            (13,916)
    Proceeds from common stock                                                         40,000
    Proceeds from preferred stock, net of
     offering costs                                              3,658,100                  -
    Proceeds from notes payable to stockholder                     661,119                  -
                                                          -----------------  -----------------
                                                                 4,335,997             26,084
                                                          -----------------  -----------------

Net increase in cash                                             1,628,661                904
Cash at beginning of periods                                       125,692              3,772
                                                          -----------------  -----------------
Cash at end of periods                                    $      1,754,353   $          4,676
                                                          =================  =================

Supplemental cash flow disclosures:
  Cash paid for interest                                  $        114,853   $          5,885
                                                          =================  =================
  Cash paid for taxes                                     $              -   $              -
                                                          =================  =================

The company has entered into certain non-cash transactions which have been reflected in the notes hereto.


See accompanying notes.

LMKI, Inc.
(formerly Landmark International, Inc.)
Notes to Consolidated Financial Statements
For the six-months ending February 29, 2000 and 1999


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NATURE OF
BUSINESS: LMKI, Inc. (formerly Landmark International, Inc.) (The "Company" or "LMKI") is a Nevada Corporation engaged in providing high-speed Internet access, data, voice and video services to individuals and businesses.

BASIS OF PRESENTATIONS: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements include the accounts of LMKI, Inc. and its wholly owned subsidiary Mobilenetics Corporation ("Mobilenetics"), Landmark Communications, Inc. and Color Networks, Inc. ("Color Networks"). The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results. All intercompany accounts and transactions have been eliminated.

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

GOODWILL: Goodwill represents the excess purchase price over the estimated fair value of the net assets of Mobilenetics and Color Networks. Goodwill is being amortized using the straight-line method over five years.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company assess the recoverability of long-lived assets by determining whether the depreciation and amortization of the assets' balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of February 29, 2000 and August 31, 1999.

REVENUE RECOGNITION: Fees for high-speed Internet access, data, voice and video services are recognized as services are provided.

STOCK BASED COMPENSATION: The Company accounts for stock based compensation under Statement of Financial Accounting Standard No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25 (see Note 7).

ADVERTISING: The Company expenses the cost of advertising as incurred as selling expenses. Advertising expenses was approximately $58,000 for the six-months ended February 29, 1999 ($898 for 1999).

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

NET LOSS PER COMMON SHARE: Net loss available to common stockholders per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss has been increased for the effect of accrued dividends to preferred stockholders and the effect of the preferred stockholder beneficial conversion feature (Note 9). Stock options and warrants outstanding are not considered common stock equivalents, as the affect on net loss per share would be anti-dilutive.

CONCENTRATION RISK: The Company grants credit to customers in the State of California. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company.

RISKS AND UNCERTAINTIES: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the collectibility of accounts receivable. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ materially from estimated amounts.

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

2. BUSINESS COMBINATIONS:
Effective June 1, 1999, LMKI, Inc. acquired Mobilenetics Corporation ("Mobilenetics"), in a business combination accounted for as a purchase. Mobilenetics is a provider of communications consulting and systems integration services that primarily involve Internet and network solutions. It services a diverse base of customers that are located primarily in California. Prior to the business combination, the majority stockholder of Mobilenetics was a stockholder of the Company and Mobilenetics provided communication equipment to the Company under a capitalized lease agreement. The Company issued 10,000,000 shares of its common stock in exchange for all of the outstanding shares of Mobilenetics. The shares issued for Mobilenetics were valued at $2,655,000 ($0.265 per share), which represented 50% of the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares exchanged after considering the historical trend of the trading prices for its' common stock and the limited volume of shares being traded.

The acquisition of Mobilenetics can be summarized as follows:

Fair value Mobilenetics:
Assets acquired                                         $  141,810
Liabilities assumed                                       (508,872)
                                                        -----------
Fair value of net assets acquired                         (367,062)
Fair value of consideration tendered                     2,655,000
                                                        -----------
Goodwill assigned to acquisition                        $3,022,062
                                                        ===========

The results of operations of Mobilenetics are included in the accompanying consolidated financial statements as of June 1, 1999.

On December 6, 1999, the Company consummated its purchase of Color Networks. The Company issued 75,000 shares of common stock in consideration for 100% of the issued and outstanding shares of common stock of Color Networks. The fair market value of the stock issued was $8.00 per share, for consideration totaling $600,000. In addition, the Company issued warrants to two non-employee owners of Color Networks. to purchase 15,000 shares of common stock of the Company at an exercise price of $8.00 per share. The warrants vested immediately and expire December 5, 2004. Management determined the fair value of the option granted utilizing the Black-Scholes option-pricing model. Management of the Company assigned a value of $8.00 per option, for consideration totaling $120,000.


3. CAPITALIZED LEASE OBLIGATIONS:
The Company leases equipment under non-cancelable lease agreements. Equipment under lease agreements aggregated at February 29, 2000 totaled $726,000, less accumulated amortization of $37,000.

Aggregate future minimum lease payments and the present value of minimum lease payments are as follows:

YEARS ENDING AUGUST 31:
-----------------------
     2000                                               $  194,543
     2001                                                  415,605
     2002                                                  337,565
     2003                                                   62,935
                                                        -----------
Total minimum lease payments                             1,010,648
less amount representing interest (at annual
interest rates ranging from 11.4% TO 27.1%)                229,432
                                                        -----------
Present value of minimum lease payments                    781,216
Less amounts due within one year                           226,548
                                                        -----------
Long-term capitalized lease obligations                 $  554,668
                                                        ===========

4. NOTES PAYABLE TO STOCKHOLDER
For the six-months ended February 29, 2000, the principal stockholder and Chairman of the Company advanced an aggregate of $661,119 for working capital purposes. The notes payable to stockholder total $1,458,799 at February 29, 2000. The notes payable bear interest at 10% per annum. The notes are repayable upon demand in cash. The Company intends to request the chairman to exchange his notes for common stock of the Company. The chairman has agreed not to demand repayment before November 30, 2000.

5. LINE OF CREDIT
On February 15, 2000, the Company entered into a $600,000 line of credit with a bank. The line of credit provides for an interest rate at prime plus 2% (10.75% at such date). The line allows for the Company to draw up to $600,000 based upon eligible collateral, as defined. The line matures on February 15, 2001.

6. INCOME TAXES
The Company has incurred losses for both financial and tax reporting purposes for all periods presented. As a result, the Company's provision for taxes consists solely of minimum state taxes.

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


7. STOCK OPTIONS AND WARRANTS
On December 28, 1997, the Company granted an option to its chairman to acquire 4,000,000 shares of common stock at an exercise price of $.01 per share. The closing price of the Company's common stock was $.062 at the date of grant. The exercise price represented an 84% discount from such closing price. Management determined that the exercise price approximated the fair value of the Company's common stock at the date of grant. Management of the Company estimated the value of the Company's shares at the date of grant based on the historical trend of the trading prices for its' common stock and the limited volume of shares being traded. Such option vested immediately and expires five years from the date of grant.

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

In February 2000, the Company granted an option to purchase 17,932 shares of common stock of the Company at a price of $12.54 per share to a third party leasing company. The option vested immediately and expires January 31, 2005. The closing price of the Company's common stock was $10.87 at the date of grant. Management determined the fair value of the option granted utilizing the Black-Scholes option-pricing model. Management of the Company assigned a value of $10.86 per option, for consideration totaling $195,000.

From September 1, 1999 through February 29, 2000, the Company issued to employees options to purchase 1,536,760 shares of common stock of the Company. The options where granted at exercise prices ranging from $4.00 to $15.00 per share. The weighted average exercise price of such options was $7.83 per share. All of the options were issued at exercise prices equal to the closing bid price of the Company's common stock at the date of grant, except for 115,760 options which were granted with exercise prices of $4.00 per share when the market price was $4.531 per share. Of the options, 285,360 vested immediately and have terms of two years, 600,000 vests over a one-year period and have terms of two years, 560,400 vests over a two-year period and have terms of three years, 91,000 vests over a three-year period and have terms of four years.

The following table summarizes stock option activity for the six-months ended February 29, 2000:

                                                                        2000
                                                                        ----
Options and warrants outstanding, Aug. 31, 1999                       8,000,000
Options and warrants granted                                          3,372,811
Options and warrants expired or canceled                               (608,900)
Options and warrants exercised                                       (1,050,000)
                                                                     -----------

Outstanding, February 29, 2000                                        9,713,911
                                                                     ===========

Weighted average exercised price per share
 of all options and warrants                                         $     1.77
                                                                     ===========

Options and warrants exercisable at Feb. 29, 2000                     8,831,411
                                                                     ===========

Weighted average fair value of options and
 warrants granted during the six-month period                        $     1.27
                                                                     ===========


8. COMMON STOCK
The Company issued 10,000,000 shares in connection with its' acquisition of Mobilenetics and 75,000 shares in connection with its' acquisition of Color Networks (See Note 2).

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

In June 1999, the Board of Directors authorized the issuance of 229,000 shares of common stock to four employees in lieu of compensation and one individual in exchange for professional services. Management of the Company valued the share grants at $.531 per share, which represented no discount from the closing bid price of the Company's common stock at the date of grant. The Company recorded service expense totaling $68,499 and $53,100, respectively, during the year ended August 31, 1999 as a result of these grants.

In January 2000, the Company granted 8,900 shares in common stock to employees in lieu of compensation. The closing bid price of the Company's common stock at the date of grant was $9.56 for consideration totaling $85,000.


9. PREFERRED STOCK
In November 1999, the Company closed the placement of 2,500 shares of Series A 6% Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"), to one purchaser (the "Purchaser") at a purchase price of $1,000 per share, for an aggregate purchase price of $2,500,000, pursuant to a securities purchase agreement (the "Purchase Agreement"). The Company entered into a registration rights agreement and a warrant agreement. Concurrent with the closing of the placement, the Company issued warrants to the Purchaser for the purchase of 250,000 shares of the Company's common stock at an exercise price of $4.25 per share, subject to customary anti-dilution provisions, expiring on May 5, 2002. The Company also issued warrants for the purchase of 49,844 shares of common stock to the Placement Agent, exercisable at $4.0125 per share, expiring on November 22, 2004. The Company also paid $222,000 in cash to the Placement Agent for fees and costs associated with the Purchase Agreement. In conjunction with the Purchase Agreement, the Company valued the Purchaser and Placement Agent warrants utilizing the Black-Scholes option-pricing model. Management of the Company arrived at a fair market value of $1,220,000 for the warrants.

In February 2000, the Company closed the placement of an additional 1,500 shares of Series A Preferred Stock to the same Purchaser at a purchase price of $1,000 per share, for an aggregate purchase price of $1,500,000, pursuant to the Purchase Agreement. In conjunction with the Purchase Agreement, the Company entered into a registration rights agreement and a warrant agreement. Concurrent with the closing of the placement, the Company issued warrants to the Purchaser for the purchase of 150,000 shares of the Company's common stock at an exercise price of $4.25 per share, subject to customary anti-dilution provisions, expiring on February 28, 2002. The Company also issued warrants for the purchase of 8,275 shares of common stock to the same Placement Agent, exercisable at $14.50 per share, expiring on February 28, 2005. The Company also incurred $120,000 in expenses to the Placement Agent for fees and costs associated with the Purchase Agreement. The Company valued the Purchaser and Placement Agent warrants utilizing the Black-Scholes option-pricing model. Management of the Company arrived at a fair market value of $2,320,000 for the warrants.

The convertible feature of the Series A Preferred Stock provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature". Pursuant to Emerging Issues Task Force No. 98-5 ("EITF 98-5"), the Company has valued such beneficial conversion feature for the first issuance of Series A Preferred Stock in the amount of $1,560,000. Management of the Company has determined the value of the beneficial conversion feature of the second issuance of Series A Preferred Stock to be $5,294,000; however, pursuant to EITF 98-5, in valuing the beneficial conversion feature, it cannot exceed the face value of the related stock issuance. As a result, the beneficial conversion feature for the second issuance of Series A Preferred Stock had been valued at $1,500,000. In the calculation of basic and diluted net loss per share, such beneficial conversion features have increased the net loss allocable to common stockholders.

10. INVESTMENT AGREEMENT
In September 1999, the Company entered into an irrevocable Investment Agreement for a "private equity line" of up to $35,000,000. Under the Investment Agreement an investment banking company has made a firm commitment to purchase the Company's common stock and resale the securities in an offering under Regulation D of the United States Securities and Exchange Commission.

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

REVENUE: Revenue totaled approximately $2,126,113 for the three-month period ended February 29, 2000, a 976% increase over revenue of $197,508 for the three-month period ended February 28, 1999. For the six-months ended February 29, 2000, net revenue was $3,631,166 compared to $238,389 for the same period last year. These increases reflect the growth in revenue for exclusive selling of DSL and T-1 services resulting from marketing arrangements with new strategic partners, the continued growth derived from Internet access customers, and sale of equipment to support network systems.

COST OF SALES: Cost of sales increased for the three-month period ended February 29, 2000 was approximately $1,352,499, an increase of 1,915% from $67,136 for the three-month period ended February 28, 1999. For the six-months ended February 29, 2000, cost of sales was $1,756,342 compared to $70,310 for the same period last year. Cost of sales consists primarily of access charges from local exchange carriers, backbone and Internet access costs, and the cost of customer equipment to support network systems. The Company expects its cost of sales to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base.

GROSS MARGIN: The gross margin for the three-month period ended February 29, 2000 was approximately $773,614 compared to $130,732 for the same period ended February 29, 1999. For the six-months ended February 29, 2000, gross margin was $1,874,824 compared to $168,079 for the same period last year. Gross margins for the three-months ended February 29, 2000 and 1999 respectively were 36% and 66%. For the six-month period ended February 29, 2000 and 1999, respectively, the gross margins were 52% and 71%. These decreases were attributable to the increased mix of our product services.

SALES EXPENSE: Sales expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was approximately $768,265 for the three-month period ended February 29, 2000 and $84,138 for the three-month period ended February 28, 1999, which represents a 813% increase. For the six-months ended February 29, 2000 selling expense was $1,141,787 compared to $156,726 for the same period last year, which represents a 629% increase. The increase reflects an expansion of the direct sales organization necessary to support increased revenue volumes. The Company expects sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was approximately $1,813,573 for the three-month period ended February 29, 2000 and $81,434 for the three-month period ended February 28, 1999, which represents a 21,270% increase. For the six-months ended February 29, 2000 these expenses were $2,566,538 compared to $106,897 for the same period last year, which represents a 23,009% increase. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. In addition, the Company amortized goodwill relating to the June 1, 1999 acquisition of Mobilenetics, for three-months ended February 29, 2000 totaling $151,103 and $302,206 for the six-month period. The Company expects the general and administrative expense to increase in dollar amount, reflecting the growth in operations, but to decline as a percentage of revenue.

INTEREST EXPENSE: Interest expense was $88,370 for the three-months ended February 29, 2000 and $3,867 for the three-months ended February 28, 1999. For the six-months ended February 29, 2000 interest expense reflected $114,853 compared to $5,885 for the same period last year. The increase is related to new leases of capital equipment, interest on the Company's line of credit and on notes from the principal stockholder that advanced funds for working capital.

NET LOSS: The Company incurred a net loss for the three-month period ended February 29, 2000 of $1,896,593 compared to $39,067 for the three-month period ended February 28, 1999. For the six-month period ended February 29, 2000 the net loss was $1,948,353 compared to $101,429 for the period ending February 29, 1999. We expect to focus in the near term on building and increasing our revenue base, which will require us to significantly increase our expenses for personnel, marketing, network infrastructure and the development of new services, and may adversely impact our short term operating results. As a result, we believe that we will incur losses in the near term and we cannot assure you that the Company will be profitable in the future.

FINANCIAL CONDITION
-------------------

To date, we have satisfied our cash requirements primarily through debt and equity financings and capitalized lease financings. In late November 1999, the company received $2,278,100 from an equity placement. In late February 2000, the Company received $1,500,000 from a second equity placement. The Company's principal uses of cash are to fund working capital requirements, acquisition of additional DSL lines and capital expenditures, and to service our capital lease and debt financing obligations. Net cash provided by operations for the six-month period ended February 29, 2000 and 1999 was approximately $671,343 and ($25,180), respectively. Cash provided by (used in) operating activities in the period ending February 29, 2000 was primarily affected by the net loss from operations and the increases of accounts receivable and accounts payable as we were expanding our market share and improving our infrastructure.

Net cash used in investing activities for the six-month period ended February 29, 2000 was $3,378,679 for the purchase of equipment. No cash was either used or provided by investing activities in the three-month period ending February 29, 2000. DSL routers located at client sites represented $550,000, Cisco routers in support of broadband sales represented $1,486,000, computer software and equipment for $1,229,000 and $114,000 was for miscellaneous equipment.

Net cash provided by financing activities for the period ending February 29, 2000 came from an increase in notes payable to officer of $661,119 and sale of preferred stock for a net proceeds of $3,658,100. During November 1999, the Company closed the placement of the initial tranche of 2,500 shares of Series A 6% Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"), to one purchaser (the "Purchaser") for an aggregate purchase price of $2.5 million (less $221,900 placement fees and commissions). In February 2000, the Company closed the placement of the second tranche of 1,500 shares of Series A 6% Convertible Preferred Stock, $.001 par value, to one purchaser for an aggregate purchase price of $1.5 million (less $120,000 placement fees and commissions). Net cash used for financing activities for the six-month period ending February 29, 2000 was for repayment and buy-out of capitalized leases thereby reducing leasing expenses.

The net cash increase for the six-month period ended February 29, 2000 was $1,628,661 as compared to the six-month period ended February 28, 1999 of $904. Such increase came as a result of the events discussed above.

At February 29, 2000, we had cash and cash equivalents of approximately $1,754,353, and negative working capital of $1,266,720.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibit Table:

           10.5   Form of Note Payable to William J. Kettle
           EX-27  Financial Data Schedule

       (b) Form 8-K:

           None

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