Form 10KSB/A
period 1999-08-31
LMKI INC
filed 2000-06-14
CIK 949113

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,598,076

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $47,742,239 computed by reference to the average bid and asked price of such common equity, as of August 31, 1999, which was $4.91.

The number of shares outstanding of the issuer's common stock, as of August 31, 1999 was 36,115,666.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

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

Sales, Marketing, General and Administrative Expenses

Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of our business, the development of corporate identification, promotional and advertising costs, expenses for the establishment of our management team, and sales commissions. These expenses increased from $391,038 for the fiscal year ended August 31, 1998 to $1,518,112 for the fiscal year ended August 31, 1999. This increase is attributable to the growth in headcount in all areas of our Company as we expanded our sales and marketing efforts, expanded our networks and broadband capabilities, and built our operating infrastructure. Sales, marketing, general and administrative expenses also increased due to non-cash compensation expenses and goodwill as discussed below. Sales, marketing, general and administrative expenses are expected to increase significantly as we continue to expand our business.

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

In June of 1999, we recorded intangible assets of $1,767,062 in the issuance of common stock for the acquisition of MobileNetics. Annual amortization of this asset will be approximately $353,412 in each of the next five fiscal years. Amortization included in general and administrative expenses during 1999 totaled $151,103.

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

                                                   SUMMARY COMPENSATION TABLE

                                          Annual
                                       Compensation                                   Long Term Compensation
                           ---------------------------------------------------------------------------------------------------
                                                                             Awards                             Payouts
                                                                          ----------------------------------------------------
                                                                                                                      All
                                                            Other         Restricted       Securities                 Other
                                                            Annual        Stock            Underlying       LTIP      Compen-
                                                            Compen-       Award(s)         Options/SARs     Payouts   sation
Name and Principal         Year       Salary     Bonus      sation ($)    ($)              (#)              ($)       ($)
Position (a)               (b)        ($)(c)     ($)(d)     (e)           (f)              (g)              (h)       (i)
------------------------------------------------------------------------------------------------------------------------------
William J. Kettle          1999       $0                                    $64,000 (1)     3,000,000 (2)
Chairman, Chief            1998       $0                                    $40,000 (3)     4,000,000 (4)
Executive Officer          1997       $0

Bryan L. Turbow            1999       $36,174                 $4,020 (6)
President, Chief           1998       $0
Technical Officer          1997       $0

Adela Maria Kettle,        1999       $47,977
Vice President             1998       $33,099
Secretary                  1997       $0

John W. Diehl, Jr.         1999       $0                     $41,300 (5)     $6,200 (7)       500,000 (8)
Chief Financial Officer    1998       $0                     $ 3,800 (5)
Chief Financial Officer    1997       $0                     $ 7,950 (5)

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        Individual Grants
                      Number of              % of Total
                      Securities             Options/SARs
                      Underlying             Granted to            Exercise or
Expiration Name       Options/SARs           Employees in          Base Price
(a)                   Granted (#)(b)         Fiscal Year (c)       ($/SH) (d)          Date (e)
------------------------------------------------------------------------------------------------
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

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

                                                        Number of Securities              Value of Unexercised In-
                         Shares                         Underlying Unexercised            The-Money Options/SAR's
                         Acquired                       Options/SAR's at FY-End (#)       at FY-End ($) (1)
                         on             Value           ---------------------------       ---------------------------
Name                     Exercise       Realized        Exercisable   Unexercisable       Exercisable   Unexercisable
----                     --------       --------        -----------   -------------       -----------   -------------
William J. Kettle          0              $0            7,000,000      0                  $34,426,000    $0

John W. Diehl, Jr.         0              $0              500,000      0                  $ 2,453,000    $0

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

Name and Address of          Amount and Nature of        Percent of Class
Beneficial Owner             Beneficial Ownership
-------------------------------------------------------------------------
William J. Kettle (1)(2)          21,320,000                   49.4%

Bryan L. Turbow (1)(3)            12,000,000                   33.2

A. Maria Kettle (1)(3)            14,350,000                   39.7

John W. Diehl, Jr. (1)(4)            700,000                    1.9

Robert C. Weaver (1)(5)              600,000                    1.6

Named Officers and                34,620,000                   78.5%
Directors As a Group
(5 persons)

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

(b)      Reports on Form 8-K filed during the quarter ended August 31, 1999.

         None.

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)
             For the three years in the period ended August 31, 1999
                   Index to Consolidated Financial Statements


                                                                           Page
                                                                           ----
Consolidated Financial Statements:

     Report of Independent Auditors.........................................F-2
     Balance sheets.........................................................F-3
     Statements of operations...............................................F-4
     Statements of changes in stockholders' equity..........................F-5
     Statements of cash flows...............................................F-6
     Notes to consolidated financial statements......................F-7 - F-20

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


                                               /S/     TIMOTHY L. STEERS
                                                   ----------------------------
                                                   Timothy L. Steers, CPA, LLC


Portland, Oregon
November 10, 1999, except for Note 10,
as to which date is February 29, 2000.

                                         LMKI, INC.
                          (formerly Landmark International, Inc.)

                                Consolidated Balance Sheets

                                                                          August 31
                                                                 ---------------------------
                                                                      1999          1998
                                                                 ------------   ------------
ASSETS
Current assets:
     Cash                                                        $   125,692    $     3,772
     Accounts receivable                                             837,850         98,352
                                                                 ------------   ------------
                  Total current assets                               963,542        102,124

Equipment less accumulated depreciation
  and amortization of $40,482 in 1999
  ($3,897 in 1998)                                                   262,067        143,161

Other assets:
     Goodwill, less accumulated amortization
       of $88,353 in 1999                                          1,678,709              -
     Deposits                                                         35,725              -
                                                                 ------------   ------------
                                                                   1,714,434              -
                                                                 ------------   ------------
                                                                 $ 2,940,043    $   245,285
                                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $   999,319    $    81,089
     Accrued payroll and related liabilities                         133,749          8,089
     Accrued interest to majority stockholder                          3,112              -
     Other accrued liabilities                                         7,133          2,000
     Capitalized lease obligations due within one year                37,290         39,182
                                                                 ------------   ------------
                  Total liabilities                                1,180,603        130,360
Capitalized lease obligations                                         55,275        79,7778
Notes payable to majority stockholder                                797,680              -
                                                                 ------------   ------------
                  Total liabilities                                2,033,558        210,138
                                                                 ------------   ------------
Commitments
Stockholders' equity:
     Common stock, $.001; shares authorized
       50,000,000, shares issued and outstanding
       36,115,666 in 1999 (19,986,666 in 1998)                        36,116         19,987
     Additional paid-in capital                                    1,834,125        115,155
     Retained deficit                                               (963,756)       (99,995)
                                                                 ------------   ------------
                  Total stockholders' equity                         906,485         35,147
                                                                 ------------   ------------
                                                                 $ 2,940,043    $   245,285
                                                                 ============   ============

                             See accompanying notes.

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

                      Consolidated Statements of Operations


                                                Years ended August 31,
                                     ------------------------------------------
                                         1999           1998           1997
                                     ------------   ------------   ------------
Net Sales                            $ 1,598,076    $   397,363    $   285,200

Cost of sales                            922,589         52,001              -
                                     ------------   ------------   ------------

     Gross profit                        675,487        345,362        285,200

Selling expense                          111,903        130,050        159,751

General and administrative expenses    1,406,209        260,988        192,800
                                     ------------   ------------   ------------

Loss from operations                    (842,625)       (45,676)       (67,351)

Interest (income) expense, net            18,736          5,843            (46)
                                     ------------   ------------   ------------

Loss before provision for income
  taxes                                 (861,361)       (51,519)       (67,305)

Provision for income taxes                 2,400          2,300            800
                                     ------------   ------------   ------------

Net loss                             $  (863,761)    $  (53,819)   $   (68,105)
                                     ============   ============   ============
Net loss per common share            $      (.03)    $     (.00)   $      (.01)
                                     ============   ============   ============

                             See accompanying notes.

                                                LMKI, INC.
                                 (formerly Landmark International, Inc.)

                        Consolidated Statements of Changes in Stockholders Equity
                      For the period from September 1, 1996 through August 31, 1999

                                            Common stock            Additional     Retained         Total
                                     ---------------------------     paid-in        equity       stockholders'
                                        Shares         Amount        capital       (deficit)        equity
                                     ------------   ------------   ------------   ------------   ------------
Balance at September 1, 1996          11,366,666    $    11,367    $    37,375    $    21,929    $    70,671

Shares issued in exchange
  for services                           540,000            540          4,860              -          5,400

Net loss                                       -              -              -        (68,105)       (68,105)
                                     ------------   ------------   ------------   ------------   ------------

Balance at August 31, 1997            11,906,666         11,907         42,235        (46,176)         7,966

Shares issued in exchange
  for equipment                        4,000,000          4,000         36,200              -         40,200

Shares issued in exchange
  for services                         4,080,000          4,080         36,720              -         40,800

Net loss                                       -              -              -        (53,819)       (53,819)
                                     ------------   ------------   ------------   ------------   ------------

Balance at August 31, 1998            19,986,666         19,987        115,155        (99,995)        35,819

Shares issued in exchange
  for service                          5,129,000          5,129        229,970              -        235,099

Shares issued in exchange
  for software                         1,000,000          1,000         89,000              -         90,000

Shares issued for purchase
  of MobileNetics Corporation         10,000,000         10,000      1,390,000              -      1,400,000

Fair value of options
  granted to legal counsel                     -              -         10,000              -         10,000

Net loss                                       -              -              -       (863,761)      (863,761)
                                     ------------   ------------   ------------   ------------   ------------

Balance at August 31, 1999            36,115,666    $    36,116    $ 3,089,125    $  (963,756)   $   906,485
                                     ============   ============   ============   ============   ============

                             See accompanying notes.

                                                LMKI, INC.
                                 (formerly Landmark International, Inc.)

                                  Consolidated Statements of Cash Flows

                                                                     Years ended August 31,
                                                          ------------------------------------------
                                                               1999          1998           1997
                                                          ------------   ------------   ------------
Cash flows from operating activities:
   Net Sales                                              $  (863,761)   $   (53,819)   $   (68,105)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                           36,585          3,897          5,400
       Amortization of goodwill                                88,353              -              -
       Services exchanged for common stock                    235,099         40,800          5,400
       Options issued in exchange for legal services           10,000              -              -
         Changes in assets and liabilities, net of
         effects of purchase of MobileNetics
         Corporation:
           Accounts receivable                               (676,509)       (59,738)        77,971
           Accounts payable                                   412,588         64,031              -
           Accrued payroll related liabilities                125,660          2,000              -
           Accrued interest to shareholder                      3,112              -              -
           Other accrued liabilities                            1,903          1,904              -
                                                          ------------   ------------   ------------

                                                             (626,970)          (925)        15,266
                                                          ------------   ------------   ------------

Cash flows from investing activities:
   Decrease in advances                                             -          9,858         (9,858)
     Cash acquired in acquisition of MobileNetics
       Corporation                                              3,512              -              -
                                                          ------------   ------------   ------------

                                                                3,512          9,858         (9,858)
                                                          ------------   ------------   ------------
Cash flows from financing activities:
   Repayments of capitalized lease obligations                (52,302)       (10,769)             -
   Proceeds from common stock                                       -            200              -
   Proceeds from notes payable to shareholder                 797,680              -              -
                                                          ------------   ------------   ------------

                                                              745,378        (10,569)             -
                                                          ------------   ------------   ------------

Net increase (decrease in cash                                121,920         (1,636)         5,408

Cash at beginning of year                                       3,772          5,408          5,408
                                                          ------------   ------------   ------------

Cash at end of year                                       $   125,692    $     3,772    $     5,408
                                                          ============   ============   ============
   Supplemental disclosure of cash flow information-
   Cash paid during the year for interest                 $    15,624    $     5,843    $         -
                                                          ============   ============   ============

   Supplemental disclosure on noncash investing and
     financing activities:
     Equipment acquired under capitalization lease
       agreement                                          $    49,085    $   129,729    $         -
                                                          ============   ============   ============
     Equipment acquired in exchange for common stock      $    90,000    $         -    $         -
                                                          ============   ============   ============
     Common stock issued in exchange for purchase of
       MobileNetics Corporation                           $ 1,400,000    $         -    $         -
                                                          ============   ============   ============
     Common stock issued in exchange for services         $   235,099    $    40,800    $     5,400
                                                          ============   ============   ============

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

2.       Business Combination
         --------------------

         Effective June 1, 1999, LMKI, Inc. acquired MobileNetics, a supplier of communications equipment, in a business combination accounted for as a purchase. MobileNetics is a provider of communications consulting and systems integration services that primarily involve Internet and network solutions. It services a diverse base of customers that are located primarily in California. Prior to the business combination, the principal stockholder of MobileNetics was a stockholder of the Company and MobileNetics provided communication equipment to the Company under a capitalized lease agreement (see Note 7). The Company issued 10,000,000 shares of its common stock in exchange for all of the outstanding shares of MobileNetics. The shares issued for MobileNetics were valued at $1,400,000 ($0.1400 per share), which represented the closing bid price of the Company's common stock on the date the transaction was entered into. Management of the Company estimated the value of the Company's shares exchanged after considering the historical trend of the trading prices for its' common stock and the limited volume of shares being traded.

         The acquisition of MobileNetics can be summarized as follows:

               Assets acquired                               $   141,810
               Liabilities assumed                              (508,872)
                                                             ------------
               Fair value of net assets acquired                (367,062)
               Fair value of consideration tendered            1,400,000
                                                             ------------
               Goodwill acquired in acquisition              $ 1,767,062
                                                             ============

         The results of operations of MobileNetics are included in the accompanying consolidated financial statements as of June 1, 1999. The following pro forma summary presents consolidated financial position and results of operations as if MobileNetics had been acquired as of the beginning of LMKI's 1999 and 1998 fiscal years:

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


2.       Business Combination (continued)
         --------------------------------

                                                             August 31
                                                    ---------------------------
                                                        1999            1998
                                                    ------------   ------------

         Tangible current assets                    $   963,500    $   181,500
         Total assets                                 2,675,000      1,461,400
         Current liabilities                          1,180,600        240,100
         Total liabilities                            2,033,600        332,500
         Total stockholders' equity                     641,400      1,128,900


                                                       Years ended August 31
                                                    ---------------------------
                                                        1999            1998
                                                    ------------   ------------
         Net sales                                  $ 1,043,500    $   321,084
         Net loss                                    (1,284,500)      (519,600)

         Loss per common share                             (.04)         (.01)

         The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of September 1, 1997 or which may be obtained in the future.

3.       Capitalized Lease Obligations:
         ------------------------------

         The Company leases equipment under non-cancelable lease agreements. Equipment under lease agreements aggregated at August 31, 1999 $107,540 ($129,929 in 1998) less accumulated amortization at August 31, 1999 of $18,042 ($3,443 in 1998).

         Aggregate future minimum lease payments and the present value of minimum lease payments are as follows:

          Years ending August 31:
          -----------------------
               2000                                              $    59,873
               2001                                                   40,097
               2002                                                   18,064
                                                                 ------------
               Total minimum lease payments                          118,034
               Less amount representing interest (at annual
                interest rates ranging from 14.1% to 28.9%)           25,469
                                                                 ------------

               Present value of minimum lease payments                92,565
               Less amounts due within one year                       37,290

               Long-term capitalized lease obligations           $    55,275
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
                                      ============   ============   ============

         A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended August 31:

                                          1999           1998           1997
                                      ------------   ------------   ------------

         Tax at statutory rates       $  (293,679)   $   (17,518)   $   (23,156)
         Differences resulting from:
           State taxes                      2,400            800            800
           Non-deductible and other
             items                          4,779          1,518             56
           Change in allowance for
             deferred tax assets          288,900         17,500         23,100
                                      ------------   ------------   ------------
           Provision for income taxes $     2,400    $     2,300    $       800
                                      ============   ============   ============

                                   LMKI, INC.
                     (formerly Landmark International, Inc.)

             Notes to Consolidated Financial Statements (continued)
            For the period September 1, 1996 through August 31, 1999


5.       Income Taxes (continued)
         ------------------------

         Net deferred income taxes are as follows as of August 31:

                                                         1999           1998
                                                     ------------   ------------
         Deferred tax assets:
           Net operating losses                      $   317,500    $    50,900
           Amortization of goodwill                       22,300              -
           Less allowance for deferred tax assets       (339,800)       (50,900)
                                                     ------------   ------------
                Net deferred income taxes            $         -    $         -
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

         The following table summarizes stock option activity as of August 31:


                                                               1999           1998           1997
                                                           ------------   ------------   ------------
         Options outstanding at beginning of year            4,000,000              -              -
         Options granted                                     4,000,000      4,000,000              -
         Options expired or canceled                                 -              -              -
         Options exercised                                           -              -              -
                                                           ------------   ------------   ------------
         Outstanding at end of year                          8,000,000      4,000,000              -
                                                           ============   ============   ============
         Weighted average price per share                  $      .032    $       .01    $         -
                                                           ============   ============   ============
         Options exercisable at end of year                  8,000,000      4,000,000              -
                                                           ============   ============   ============
         Average fair market value of options granted      $       .02    $       .06    $         -
                                                           ============   ============   ============

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

                                                 Years ended August 31,
                                      ------------------------------------------
                                          1999           1998           1997
                                      ------------   ------------   ------------
         Net loss, as reported        $  (863,761)   $   (53,819)   $   (68,105)

         Adjustment to compensation
           expense under SFAS 123          70,000        240,000              -
                                      ------------   ------------   ------------
         Net loss, pro forma          $  (933,761)   $  (293,819)   $   (68,105)
                                      ============   ============   ============
         Net loss per common and
           common equivalent share,
           as reported                $      (.02)   $      (.00)   $      (.01)
                                      ============   ============   ============
         Net loss per common and
           common equivalent share,
           pro forma                  $      (.03)   $      (.02)   $      (.01)
                                      ============   ============   ============

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

         Also in March 1999, the Company issued 1,000,000 shares of common stock to a related party in exchange for communication software developed specifically for the Company. Management of the Company valued the shares grants at $.09 per share, which represented no discount form the closing bid price of the Company's common stock at the date of grant. The Company recorded capitalized software costs totaling $90,000 during the year ended August 31, 1999 as a result of this grant.

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

8.       Commitments
         -----------

         The Company leases certain equipment under non-cancelable operating lease agreements that expire between the years 2001 and 2003. Aggregate minimum future lease payments under these leases are as follows:

             Years ending August 31:
             -----------------------
                       2000                                  $    63,490
                       2001                                       58,857
                       2002                                        6,644
                       2003                                          739
                                                             ------------
         Total minimum lease payments                        $   129,730
                                                             ============

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