Form 10QSB/A
period 1999-11-30
LMKI INC
filed 2000-06-14
CIK 949113

                  U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                Form 10-QSB/A
                              Amendment No. 3

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
Yes  X  No
    ---    ---

As of November 30, 1999 the number of preferred stock outstanding is 2,500 and common stock outstanding is 36,115,666.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                         PART I - FINANCIAL INFORMATION

LMKI, INC. (formerly Landmark International Inc.)
Consolidated Balance Sheets

                                                          NOV. 30              AUG. 31
                                                          -------              -------
                                                           1999                 1999
                                                           ----                 ----
ASSETS                                                  (Unaudited)
Cash                                                 $       2,053,932    $         125,692
Accounts receivable                                            946,856              837,850
                                                     ------------------   ------------------
    Total current assets                                     3,000,787              963,542

Equipment                                                    1,027,417              302,549
Accumulated depreciation                                       (63,916)             (40,482)
                                                     ------------------   ------------------
    Net equipment                                              963,501              262,067

Goodwill, less accumulated amortization
    of $151,103 in 1999 and 1998                             1,590,356            1,678,709
Deposits                                                       116,200               35,725
                                                     ------------------   ------------------
    Total other assets                                       1,706,556            1,714,434
                                                     ------------------   ------------------
      Total assets                                   $       5,670,844    $       2,940,043
                                                     ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                     $       1,164,424    $         999,319
Accrued payroll and related liabilities                        113,954              133,749
Other accrued liabilities                                       37,187                7,133
Accrued dividends payable                                        2,466                    -
Accrued interest to stockholder                                 25,608                3,112
Capitalized lease obligations due
    within one year                                              9,817               37,290
                                                     ------------------   ------------------
    Total current liabilities                                1,353,456            1,180,603

Capitalized lease obligations, long term                        34,359               55,275
Loans from stockholder                                       1,089,920              797,680
                                                     ------------------   ------------------
      Total liabilities                                      2,477,735            2,033,558
                                                     ------------------   ------------------

Stockholders' equity
    Preferred stock, Series A 6% convertible                 2,500,000                    -
      10,000,000 authorized,
      2,500 issued and outstanding;
      liquidation preference of $2,500,000
    Common stock, $.001; shares authorized                      36,116               36,116
      50,000,000, shares issued and outstanding
      total 36,115,666
    Paid in capital                                          3,172,225            1,834,125
    Accumulated deficit                                     (2,515,232)          (  963,756)
                                                     ------------------   ------------------
    Total stockholders' equity                               3,193,109              906,485
                                                     ------------------   ------------------
      Total stockholders' equity
      and liabilities                                $       5,670,844    $       2,940,043
                                                     ==================   ==================

See accompanying notes.

LMKI, INC. (formerly Landmark International, Inc.)
Consolidated Statements of Operations (Unaudited)

                                                          Three Months ended Nov. 30,
                                                    ----------------------------------------
                                                           1999                   1998
                                                           ----                   ----
Net sales                                           $       1,505,053     $          40,881

Cost of sales                                                 403,843                 3,173
                                                    ------------------    ------------------

     Gross Profit                                           1,101,210                37,708

Selling expense                                               373,522                72,589

General and administrative expenses                           690,215                25,463
                                                    ------------------    ------------------

Loss from operations                                           37,473               (60,344)

Interest (income) expense, net                                 26,483                 2,018
                                                    ------------------    ------------------

Loss before provision for income taxes                         10,990               (62,362)

Provision for income taxes                                          -                     -
                                                    ------------------    ------------------

Net loss                                                       10,990               (62,362)

Less:
     Dividends accrued on preferred stock                       2,466                     -

     Preferred stock beneficial feature                     1,560,000                     -
                                                    ------------------    ------------------

Net loss allocable to common stockholders           $      (1,551,476)    $         (62,362)
                                                    ==================    ==================

Basic and diluted net loss per common share         $           (0.05)    $           (0.00)
                                                    ==================    ==================

Weighted average shares outstanding                        36,115,666            19,986,666
                                                    ==================    ==================

See accompanying notes.

LMKI, INC. (formerly Landmark International, Inc.)
Consolidated Statements of Cash Flows (Unaudited)

                                                                Three Months ended Nov. 30,
                                                         ------------------------------------------
                                                              Nov.                     Nov.
                                                              1999                     1998
                                                              ----                     ----
Cash flows from operating activities:
Net loss                                                 $          10,990       $         (62,362)

Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                                   23,434                   2,922
    Amortization of goodwill                                        88,353                       -
    Changes in operating assets and liabilities:
       Accounts receivable                                        (109,006)                 47,623
       Deposits                                                    (80,475)                 35,725
       Accounts payable                                            195,158                 (24,735)
       Accrued payroll and related liabilities                     (19,795)                  1,890
       Accrued interest to stockholder                              22,496
                                                         ------------------      ------------------
                                                                   131,156                   1,063
                                                         ------------------      ------------------
  Cash flows from investing activities:
    Purchases of capital equipment                                (724,868)                      -
                                                         ------------------      ------------------
                                                                  (724,868)                      -
                                                         ------------------      ------------------
  Cash flows from financing activities:
    Repayment of capitalized lease obligation                      (48,389)                 (4,432)
    Proceeds from preferred stock, net of
     offering costs                                              2,278,100                       -
    Proceeds from notes payable to stockholder                     292,240                       -
                                                         ------------------      ------------------
                                                                 2,521,951                  (4,432)
                                                         ------------------      ------------------

Net increase in cash                                             1,928,239                  (3,369)
Cash at beginning of periods                                       125,692                   3,772
                                                         ------------------      ------------------
Cash at end of periods                                   $       2,053,931       $             403
                                                         ==================      ==================

Supplemental cash flow disclosures:
  Cash paid for interest                                 $          26,483       $           2,018
                                                         ==================      ==================
  Cash paid for taxes                                    $               -       $               -
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


2.    BUSINESS COMBINATION:
Effective June 1, 1999, LMKI, Inc. acquired Mobilenetics Corporation ("Mobilenetics"), in a business combination accounted for as a purchase. Mobilenetics is a provider of communications consulting and systems integration services that primarily involve Internet and network solutions. It services a diverse base of customers that are located primarily in California. Prior to the business combination, the majority stockholder of Mobilenetics was a stockholder of the Company and Mobilenetics provided communication equipment to the Company under a capitalized lease agreement. The Company issued 10,000,000 shares of its common stock in exchange for all of the outstanding shares of Mobilenetics. The shares issued for Mobilenetics were valued at $1,400,000 ($0.140 per share), which represented the closing bid price of the Company's common stock on the date the transaction was entered into. Management of the Company estimated the value of the Company's shares exchanged after considering the historical trend of the trading prices for its' common stock and the limited volume of shares being traded.

The acquisition of Mobilenetics can be summarized as follows:

Fair value Mobilenetics:
Assets acquired                                          $    141,810
Liabilities assumed                                          (508,872)
                                                         -------------
Fair value of net assets acquired                            (367,062)
Fair value of consideration tendered                        1,400,000
                                                         -------------
Goodwill assigned to acquisition                         $  1,767,062
                                                         =============

The results of operations of Mobilenetics are included in the accompanying consolidated financial statements as of June 1, 1999.


3.       CAPITALIZED LEASE OBLIGATIONS:
The Company leases equipment under non-cancelable lease agreements. Equipment under lease agreements aggregated at August 31, 1999 total $107,540 less accumulated amortization at August 31, 1999 of $18,042.

Aggregate future minimum lease payments and the present value of minimum lease payments are as follows:

Years ending August 31:
-----------------------
   2000                                                  $     59,873
   2001                                                        40,097
   2002                                                        18,064
                                                         -------------
Total minimum lease payments                                  118,034
Less amount representing interest (at annual
 interest rates ranging from 14.1% TO 28.9%)                   25,469
                                                         -------------
Present value of minimum lease payments                        92,565
Less amounts due within one year                               37,290
                                                         -------------
Long-term capitalized lease obligations                  $     55,275
                                                         =============


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

Net deferred income taxes are as follows as of August 31:

                                              1999         1998
                                              ----         ----

  Deferred tax assets:
  Net operating losses                   $    317,500    $     50,900
  Amortization of goodwill                     22,300               -
  Less allowance for deferred tax assets     (339,800)        (50,900)
                                         -------------   -------------
  Net deferred income taxes              $          -    $          -
                                         =============   =============

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

The following table summarizes stock option and warrant activity for the three-months ended November 30, 1999:
                                                              1999
                                                              ----
Options and warrants outstanding, Aug. 31, 1999             8,000,000
Options and warrants granted                                2,305,604
Options and warrants expired or canceled                     (600,000)
Options and warrants exercised                                      -
                                                         -------------

Outstanding, November 30, 1999                              9,705,604
                                                         =============

Weighted average exercised price per share
 of all options and warrants                             $        .76
                                                         =============

Options and warrants exercisable at Nov. 30, 1999           8,000,000
                                                         =============

Weighted average fair value of options and
 warrants granted during the three-month period          $       4.10
                                                         =============


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

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was approximately $690,215 for the three-month period ended November 30, 1999 and $25,463 for the three-month period ended November 30, 1998, which represents 26,107% increase. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. In addition, the three-month period ended November 30, 1999 included $88,353 of goodwill amortization relating to the Company's June 1, 1999 acquisition of Mobilenetics. The Company expects the general and administrative expense to increase in dollar amount, reflecting the growth in operations, but to decline as a percentage of revenue.

INTEREST EXPENSE: Interest expense was $26,483 for the three-months ended November 30, 1999 and $2,018 for the three-months ended November 30, 1998. The increase is related to new leases of equipment and interest on notes from the principal stockholder that advanced funds for working capital.

NET INCOME: The Company incurred net income for the period ended November 30, 1999 of $10,990 compared to a net loss of $62,362 for the period ended November 30, 1998. We expect to focus in the near term on building and increasing our revenue base, which will require us to significantly increase our expenses for personnel, marketing, network infrastructure and the development of new services, and may adversely impact our short term operating results. As a result, we believe that we will incur losses in the near term and we cannot assure you that the Company will be profitable in the future.


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

The net cash increase for the three-month period ended November 30, 1999 was $1,928,239 as compared to a net cash decrease for the three-month period ended November 30, 1998 of $3,369. Such increase came as a result of events discussed above.

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


LMKI, INC. (Registrant)


Signature                           Title                      Date
---------                           -----                      -----

/s/ William J. Kettle              Chairman, Director and      April 11, 2000
--------------------------------   Chief Executive Officer
William J. Kettle


/s/ John W. Diehl, Jr.              Chief Financial Officer,   April 11, 2000
--------------------------------    Secretary (Principal
John W. Diehl, Jr.                  Accounting Officer)