Form 10QSB/A
period 2000-02-29
LMKI INC
filed 2000-06-14
CIK 949113

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

                         PART I - FINANCIAL INFORMATION

LMKI, INC. (formerly Landmark International Inc.)
Consolidated Balance Sheets

                                                         FEB. 29,              AUG. 31,
                                                         --------              --------
                                                           2000                  1999
                                                           ----                  ----
ASSETS                                                 (Unaudited)

Cash                                                 $      1,754,353     $        125,692
Accounts receivable                                         1,401,311              837,850
                                                     -----------------    -----------------
    Total current assets                                    3,155,664              963,542

Equipment                                                   3,681,228              302,549
Accumulated depreciation                                     (143,065)             (40,482)
                                                     -----------------    -----------------
    Net equipment                                           3,538,163              262,067

Goodwill, less accumulated amortization
    of $176,706 in 2000 and $88,353 in 1999                 2,773,875            1,678,709
Deposits                                                      291,810               35,725
Other assets                                                  330,903                    -
                                                     -----------------    -----------------
    Total other assets                                      3,396,588            1,714,434
                                                     -----------------    -----------------
      Total assets                                   $     10,090,415     $      2,940,043
                                                     =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                     $      3,324,829     $        999,319
Line of credit                                                593,150                    -
Accrued payroll and related liabilities                        49,062              133,749
Other accrued liabilities                                     154,026                7,133
Accrued dividends payable                                      40,087                    -
Accrued interest to stockholder                                34,682                3,112
Capitalized lease obligations due
    within one year                                           226,548               37,290
                                                     -----------------    -----------------
    Total current liabilities                               4,422,384            1,180,603

Capitalized lease obligations, long term                      554,668               55,275
Loans from stockholder                                      1,458,799              797,680
                                                     -----------------    -----------------
      Total liabilities                                     6,435,851            2,033,558
                                                     -----------------    -----------------

Stockholders' equity
    Preferred stock, Series A 6% convertible                4,000,000                    -
      10,000,000 authorized,
      4,000 issued and outstanding;
      liquidation preference of $4,000,000.
    Common stock, $.001; shares authorized                     37,250               36,116
      50,000,000, shares issued and outstanding
      totaling 37,249,566 (2000) and
      36,115,666 (1999)
    Paid in capital                                         6,013,111            1,834,125
    Notes receivable from stockholders                       (509,100)                   -
    Accumulated deficit                                    (5,886,697)            (963,756)
                                                     -----------------    -----------------
    Total stockholders' equity                              3,654,564              906,485
                                                     -----------------    -----------------
      Total stockholders' equity
      and liability                                  $     10,090,415     $      2,940,043
                                                     =================    =================

See accompanying notes.

LMKI, INC. (formerly Landmark International, Inc.)
Consolidated Statements of Operations (Unaudited)

                                        Three Months ended Feb. 29,            Six Months ended Feb. 29,
                                   ------------------------------------  ------------------------------------
                                        2000               1999               2000               1999
                                        ----               ----               ----               ----

Net sales                          $      2,126,113   $        197,508   $      3,631,166   $        238,389

Cost of sales                             1,352,499             67,136          1,756,342             70,310
                                   -----------------  -----------------  -----------------  -----------------

     Gross Profit                           773,614            130,372          1,874,824            168,079

Selling expense                             768,265             84,138          1,141,787            156,726

General and
administrative
expenses                                  1,750,823             81,434          2,441,038            106,897
                                   -----------------  -----------------  -----------------  -----------------

Loss from operations                     (1,745,474)           (35,200)        (1,708,000)           (95,544)

Interest expense                             88,370              3,867            114,853              5,885
                                   -----------------  -----------------  -----------------  -----------------

Loss before provision
for income taxes                         (1,833,843)           (39,067)        (1,822,853)          (101,429)

Provision for
income taxes                                      -                  -                  -                  -
                                   -----------------  -----------------  -----------------  -----------------

Net loss                                 (1,833,843)           (39,067)        (1,822,853)          (101,429)

Less:
     Dividends accrued on
     Preferred stock                         40,087                  -             40,087                  -

     Preferred stock
     beneficial
     conversion feature                   1,500,000                  -          3,060,000                  -
                                   -----------------  -----------------  -----------------  -----------------

Net loss allocable to
common stockholders                $     (3,373,930)  $        (39,067)  $     (4,922,940)  $       (101,429)
                                   =================  =================  =================  =================

Basic and diluted
net loss per
common share                       $          (0.09)  $          (0.00)  $          (0.13)  $          (0.00)
                                   =================  =================  =================  =================

Weighted average
shares outstanding                       36,538,633         23,175,555         36,327,149         21,581,111
                                   =================  =================  =================  =================

See accompanying notes.

LMKI, INC. (formerly Landmark International, Inc.)
Consolidated Statements of Cash Flows (Unaudited)

                                                                Six Months ended Feb. 29,
                                                          ------------------------------------
Cash flows from operating activities:                            2000               1999
                                                                 ----               ----

Net loss                                                  $     (1,822,855)  $       (101,429)

Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                                  102,583              5,844
    Amortization of goodwill                                       176,706                  -
    Options issued in exchange for services                        267,818
    Stock issued in exchange for services                           85,102
    Changes in operating assets and liabilities:
       Accounts receivable                                        (563,461)            68,346
       Deposits                                                   (256,085)
       Other assets                                               (330,903)
       Accounts payable                                          2,915,179             (9,056)
       Accrued payroll and related liabilities                     (84,687)            11,115
       Other accrued liabilities                                   150,374                  -
       Accrued interest to stockholder                              31,570                  -
                                                          -----------------  -----------------
                                                                   671,343            (25,180)
                                                          -----------------  -----------------
  Cash flows from investing activities:
    Purchase of capital equipment                               (3,378,679)                 -
                                                          -----------------  -----------------
                                                                (3,378,679)                 -
                                                          -----------------  -----------------
  Cash flows from financing activities:
    Repayment of capitalized lease
     obligation, net                                                16,778            (13,916)
    Proceeds from common stock                                                         40,000
    Proceeds from preferred stock, net of
     offering costs                                              3,658,100                  -
    Proceeds from notes payable to stockholder                     661,119                  -
                                                          -----------------  -----------------
                                                                 4,335,997             26,084
                                                          -----------------  -----------------

Net increase in cash                                             1,628,661                904
Cash at beginning of periods                                       125,692              3,772
                                                          -----------------  -----------------
Cash at end of periods                                    $      1,754,353   $          4,676
                                                          =================  =================

Supplemental cash flow disclosures:
  Cash paid for interest                                  $        114,853   $          5,885
                                                          =================  =================
  Cash paid for taxes                                     $              -   $              -
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

2. BUSINESS COMBINATIONS:

Effective June 1, 1999, LMKI, Inc. acquired Mobilenetics Corporation ("Mobilenetics"), in a business combination accounted for as a purchase. Mobilenetics is a provider of communications consulting and systems integration services that primarily involve Internet and network solutions. It services a diverse base of customers that are located primarily in California. Prior to the business combination, the majority stockholder of Mobilenetics was a stockholder of the Company and Mobilenetics provided communication equipment to the Company under a capitalized lease agreement. The Company issued 10,000,000 shares of its common stock in exchange for all of the outstanding shares of Mobilenetics. The shares issued for Mobilenetics were valued at $1,400,000 ($0.140 per share), which represented 50% of the closing bid price of the Company's common stock on the date the transaction was entered into. Management of the Company estimated the value of the Company's shares exchanged after considering the historical trend of the trading prices for its' common stock and the limited volume of shares being traded.

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

Aggregate future minimum lease payments and the present value of minimum lease payments are as follows:

YEARS ENDING AUGUST 31:
-----------------------
     2000                                               $    194,543
     2001                                                    415,605
     2002                                                    337,565
     2003                                                     62,935
                                                        -------------
Total minimum lease payments                               1,010,648
less amount representing interest (at annual
interest rates ranging from 11.4% TO 27.1%)                  229,432
                                                        -------------
Present value of minimum lease payments                      781,216
Less amounts due within one year                             226,548
                                                        -------------
Long-term capitalized lease obligations                 $    554,668
                                                        =============

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

>From September 1, 1999 through February 29, 2000, the Company issued to employees options to purchase 1,536,760 shares of common stock of the Company. The options where granted at exercise prices ranging from $4.00 to $15.00 per share. The weighted average exercise price of such options was $7.83 per share. All of the options were issued at exercise prices equal to the closing bid price of the Company's common stock at the date of grant, except for 115,760 options which were granted with exercise prices of $4.00 per share when the market price was $4.531 per share. Of the options, 285,360 vested immediately and have terms of two years, 600,000 vests over a one-year period and have terms of two years, 560,400 vests over a two-year period and have terms of three years, 91,000 vests over a three-year period and have terms of four years.

The following table summarizes stock option activity for the six-months ended February 29, 2000:

                                                                        2000
                                                                        ----
Options and warrants outstanding, Aug. 31, 1999                       8,000,000
Options and warrants granted                                          3,372,811
Options and warrants expired or canceled                               (608,900)
Options and warrants exercised                                       (1,050,000)
                                                                   -------------
Outstanding, February 29, 2000                                        9,713,911
                                                                   =============
Weighted average exercised price per share
 of all options and warrants                                       $       1.77
                                                                   =============
Options and warrants exercisable at Feb. 29, 2000                     8,831,411
                                                                   =============
Weighted average fair value of options and
 warrants granted during the six-month period                      $       1.27
                                                                   =============

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

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was approximately $1,750,823 for the three-month period ended February 29, 2000 and $81,434 for the three-month period ended February 28, 1999, which represents a 20,500% increase. For the six-months ended February 29, 2000 these expenses were $2,441,038 compared to $106,897 for the same period last year, which represents a 21,835% increase. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. In addition, the Company amortized goodwill relating to the June 1, 1999 acquisition of Mobilenetics, for three-months ended February 29, 2000 totaling $88,353 and $176,706 for the six-month period. The Company expects the general and administrative expense to increase in dollar amount, reflecting the growth in operations, but to decline as a percentage of revenue.

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

NET LOSS: The Company incurred a net loss for the three-month period ended February 29, 2000 of $1,833,843 compared to $39,067 for the three-month period ended February 28, 1999. For the six-month period ended February 29, 2000 the net loss was $1,822,853 compared to $101,429 for the period ending February 29, 1999. We expect to focus in the near term on building and increasing our revenue base, which will require us to significantly increase our expenses for personnel, marketing, network infrastructure and the development of new services, and may adversely impact our short term operating results. As a result, we believe that we will incur losses in the near term and we cannot assure you that the Company will be profitable in the future.

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