Form 10QSB
period 2000-05-31
LMKI INC
filed 2000-07-17
CIK 949113

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended May 31, 2000

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

As of May 31, 2000 the number of shares of common stock outstanding was 37,252,566.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

LMKI, INC. (formerly Landmark International Inc.)
Consolidated Balance Sheets


                                                        May 31,       Aug. 31,
                                                     ------------   ------------
                                                         2000           1999
                                                     ------------   ------------
ASSETS                                               (Unaudited)

Cash                                                 $   371,491    $   125,692
Accounts receivable                                    2,150,496        837,850
                                                     ------------   ------------
  Total current assets                                 2,521,987        963,542

Equipment                                              4,204,734        302,549
Accumulated depreciation                                (313,222)       (40,482)
                                                     ------------   ------------
  Net equipment                                        3,891,512        262,067

Goodwill, less accumulated amortization
  of $328,653 in 2000 and $88,353  1999                2,624,428      1,678,709
Deposits                                                 170,322         35,725
Other assets                                             493,003              -
                                                     ------------   ------------
  Total other assets                                   3,287,753      1,714,434
                                                     ------------   ------------
    Total assets                                     $ 9,701,252    $ 2,940,043
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Account payable                                      $ 3,119,624    $   999,319
Line of credit                                         1,360,150              -
Accrued payroll and related liabilities                  155,442        133,749
Other accrued liabilities                                 53,764          7,133
Accrued dividends payable                                105,230              -
Accrued interest to stockholder                           59,972          3,112
Capitalized lease obligations due
  within one year                                        376,776         37,290
                                                     ------------   ------------
  Total current liabilities                            5,230,958      1,180,603

Capitalized lease obligations, long term                 897,281         55,275
Long term liabilities                                    410,393
Loans from stockholder                                 1,303,242        797,680
                                                     ------------   ------------
    Total liabilities                                  7,841,874      2,033,558
                                                     ------------   ------------

Stockholders' equity
  Preferred stock, Series A 6% convertible             5,000,000              -
    10,000,000 authorized,
    5,000 issued and outstanding;
    liquidation preference of $4,000,000.
  Common stock, $.001; shares authorized                  37,253         36,116
    50,000,000, shares issued and outstanding
    totaling 37,252,566 (2000) and
    36,115,666 (1999)
  Paid in capital                                      7,212,831      1,834,125
  Notes receivable from stockholders                    (509,100)             -
  Accumulated deficit                                 (9,881,606)      (963,756)
                                                     ------------   ------------
  Total stockholders' equity                           1,859,378        906,485
                                                     ------------   ------------
    Total stockholders' equity
    and liability                                    $ 9,701,252    $ 2,940,043
                                                     ============   ============
See accompanying notes.

LMKI, INC. (formerly Landmark International, Inc.)
Consolidated Statements of Operations (Unaudited)

                            Three Months ended May 31,      Nine Months ended May 31,
                          -----------------------------   -----------------------------
                              2000            1999            2000            1999
                          -------------   -------------   -------------   -------------
Net sales                 $  2,621,354    $    308,556    $  6,252,520    $    546,945

Cost of sales                1,531,327         141,932       3,287,670         212,242
                          -------------   -------------   -------------   -------------

    Gross Profit             1,090,027         166,624       2,964,851         334,703

Selling expense              1,216,654          98,486       2,358,441         255,213

General and
administrative
expenses                     2,686,441          74,013       5,127,478         180,910
                          -------------   -------------   -------------   -------------

Loss from operations        (2,813,068)        (5,875)      (4,521,068)       (101,420)

Interest expense               116,698           3,926         231,551           9,811
                          -------------   -------------   -------------   -------------

Loss before provision
for income taxes            (2,929,765)         (9,801)     (4,752,619)       (111,231)

Provision for
income taxes                         -               -               -               -
                          -------------   -------------   -------------   -------------

Net loss                    (2,929,765)         (9,801)     (4,752,619)       (111,231)

Less:
    Dividend accrued on
    Preferred stock             65,144               -         105,230               -

    Preferred stock
    beneficial
    conversion feature       1,000,000               -       4,060,000               -
                          -------------   -------------   -------------   -------------

Net loss allocable to
common stockholders       $ (3,994,909)   $     (9,801)   $ (8,917,849)   $   (111,231)
                          =============   =============   =============   =============
Basic and diluted
net loss per
common share              $      (0.11)   $      (0.00)   $      (0.24)   $      (0.01)
                          =============   =============   =============   =============

Weighted average
shares outstanding          37,249,566      25,886,666      36,634,622      17,330,240
                          =============   =============   =============   =============

See accompanying notes.

LMKI, INC. (formerly Landmark International, Inc.)
Consolidated Statements of Cash Flows (Unaudited)


                                                      Nine Months ended May 31,
                                                     ---------------------------
Cash flow from operating activities:                     2000           1999
                                                     ------------   ------------
Net loss                                             $(4,752,619)   $  (111,231)

Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation                                         272,740          8,766
    Amortization of goodwill                             328,653              -
    Options issued in exchange for services              535,637              -
    Stock issued in exchange for services                 97,006              -
    Changes in operating assets and liabilities
      Net of Color Networks changes:
        Accounts receivable                           (1,279,966)        19,135
        Account payable                                1,737,712         55,057
        Accrued payroll and related liabilities           (2,226)             -
        Other accrued liabilities                         42,978              -
        Accrued interest to stockholder                   56,860              -
                                                     ------------   ------------
                                                      (2,963,225)       (28,273)
                                                     ------------   ------------

Cash flows from investing activities:
  Cash acquired in acquisition of Color Networks           2,837              -
  Deposits                                              (134,597)             -
  Other assets                                          (493,003)             -
  Purchase of capital equipment                       (2,497,602)             -
                                                     ------------   ------------
                                                      (3,122,365)             -
                                                     ------------   ------------

Cash flow from financing activities:
  Repayment of capitalized lease
    obligations                                         (112,423)       (25,331)
  Proceeds from common stock                                             40,000
  Borrowings under line-of-credit                      1,360,150              -
  Proceeds from preferred stock, net of
    offering costs                                     4,578,100              -
  Proceeds from notes payable to stockholder             505,562         20,000
                                                     ------------   ------------
                                                       6,331,389         34,669
                                                     ------------   ------------

Net increase in cash                                     245,799          6,396
Cash at beginning of periods                             125,692          3,772
                                                     ------------   ------------
Cash at ends of periods                              $   371,491    $    10,168
                                                     ============   ============

Supplemental cash flow disclosures:
  Cash paid for interest                             $   231,551    $     9,811
                                                     ============   ============
  Cash paid for taxes                                $         -    $         -
                                                     ============   ============


The company has entered into certain non-cash transactions that have been reflected in the notes hereto.

See accompanying notes.

LMKI, Inc. (formerly Landmark International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the nine-months ending May 31, 2000 and 1999 (Unaudited)


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

INTERIM REPORTING: In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of May 31, 2000 and the results of its operations and cash flows for the three months and nine months ended May 31, 2000. These statements are condensed and therefore do not include all of the information required by generally accepted accounting principles for complete financial reporting. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K, as amended, for the year ended August 31, 1999 and are not necessarily indicative of the results to be expected for the full year.

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

IMPAIRMENT OF LONG-LIVED ASSETS: The Company assess the recoverability of long-lived assets by determining whether the depreciation and amortization of the assets' balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of May 31, 2000 and August 31, 1999.

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

ADVERTISING: The Company expenses the cost of advertising as incurred as selling expenses. Advertising expenses was approximately $127,530 for the nine-months ended May 31, 2000 ($1,698 for 1999).

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

2. BUSINESS COMBINATIONS:

Effective December 6, 1999, LMKI, Inc. acquired Color Networks, Inc. ("Color Networks"), in a business combination accounted for as a purchase. Color Networks is a provider of communications consulting and systems integration services. It services a diverse base of customers that are located primarily in California. The Company issued 75,000 shares of common stock in consideration for 100% of the issued and outstanding shares of common stock of Color Networks. The fair market value of the stock issued was $8.00 per share, for consideration totaling $600,000. In addition, the Company issued options to two non-employee owners of Color Networks to purchase 15,000 shares of common stock of the Company at an exercise price of $8.00 per share. The options vested immediately and expire December 5, 2004. Management determined the fair value of the option granted utilizing the Black-Scholes option-pricing model. Management of the Company assigned a value of $8.00 per option, for consideration totaling $120,000.

The acquisition of Color Networks can be summarized as follows:

Fair value of Color Networks:
Assets acquired                                         $   411,884
Liabilities assumed                                      (1,086,257)
                                                        ------------
Fair value of net assets acquired                          (674,373)
Fair value of consideration tendered                        600,000
                                                        ------------
Goodwill assigned to acquisition                        $(1,274,373)
                                                        ============

The results of operations of Color Networks are included in the accompanying consolidated financial statements as of December 6, 1999.

3. CAPITALIZED LEASE OBLIGATIONS:

The Company leases equipment under non-cancelable lease agreements. Equipment under lease agreements aggregated at May 31, 2000 totaled $1,376,000 less accumulated amortization of $194,000.

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
                                                        ===========

4. NOTES PAYABLE TO STOCKHOLDER

For the nine-months ended May 31, 2000, the principal stockholder and Chairman of the Company advanced an aggregate of $506,000 for working capital purposes. The notes payable to stockholder total $1,303,242 at May 31, 2000. The notes payable bear interest at 10% per annum. The notes are repayable upon demand in cash. The Company intends to request the chairman to exchange his notes for common stock of the Company. The chairman has agreed not to demand repayment before November 30, 2000.

5. LINE OF CREDIT

On February 15, 2000, the Company entered into a $600,000 line of credit with a bank. The line of credit provides for an interest rate at prime plus 2% (10.75% at such date). The line allows for the Company to draw up to $600,000 based upon eligible collateral, as defined. The line matures on February 15, 2001.

On May 3, 2000, the Company entered into a $1,000,000 line of credit with a bank. The line of credit provides for an interest rate at prime plus 2% (11.50% at such date). The line allows for the Company to draw up to $1,000,000 based upon eligible collateral, as defined. The line matures on August 3, 2000 or can be converted into common stock at a share price equal to the lesser of the share price on the date of documentation or a 30.0% discount to the share price at the time of conversion.

6. INCOME TAXES

The Company has incurred losses for both financial and tax reporting purposes for all periods presented. As a result, the Company's provision for taxes consists solely of minimum state taxes.

Net deferred income taxes are as follows as of August 31:

                                                   1999
                                                ----------
  Deferred tax assets:
  Net operating losses                          $ 317,500
  Amortization of goodwill                         42,800
  Less allowance for deferred tax assets         (360,300)
                                                ----------
  Net deferred income taxes                     $       -
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

In March 2000, the Company granted an option to purchase 15,000 shares of common stock of the Company at a price of $13.00 per share to its external legal counsel. The option vested immediately and expires on March 30, 2005. The closing price of the Company's common stock was $13.00 at the date of grant. Management determined the fair value of the option granted utilizing the Black-Scholes option-pricing model. Management of the Company assigned a value of $13.00 per option, for consideration totaling $195,000.

In May 2000, the Company granted an option to purchase 10,000 shares of common stock of the Company at a price of $4.010 per share to its external legal counsel. The option vested immediately and expires on May 25, 2005. The closing price of the Company's common stock was $4.010 at the date of grant. Management determined the fair value of the option granted utilizing the Black-Scholes option-pricing model. Management of the Company assigned a value of $4.010 per option, for consideration totaling $40,100.

From September 1, 1999 through May 31, 2000, the Company issued to employees options to purchase 1,976,430 shares of common stock of the Company. The options where granted at exercise prices ranging from $3.968 to $15.00 per share. The weighted average exercise price of such options was $7.92 per share. All of the options were issued at exercise prices equal to the closing bid price of the Company's common stock at the date of grant, except for 115,760 options that were granted with exercise prices of $4.00 per share when the market price was $4.531 per share. Of the options, 285,360 vested immediately and have terms of two years, 765,870 vests over a one-year period and have terms of two years, 534,200 vests over a two-year period and have terms of three years, 391,000 vests over a three-year period and have terms of four years.

The following table summarizes stock option activity for the nine-months ended May 31, 2000:

                                                                        2000
                                                                    ------------
Options and warrants outstanding, Aug. 31, 1999                       8,000,000
Options and warrants granted                                          4,074,514
Options and warrants expired or canceled                               (626,200)
Options and warrants exercised                                       (1,050,000)
                                                                    ------------
Outstanding, May 31, 2000                                            10,398,314
                                                                    ============
Weighted average exercised price per share
 of all options and warrants                                        $      2.23
                                                                    ============
Options and warrants exercisable at May 31, 2000                      7,992,244
                                                                    ============
Weighted average fair value of options and
 warrants granted during the nine-month period                      $      1.11
                                                                    ============

8. COMMON STOCK

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

The Company issued 75,000 shares in connection with its' acquisition of Color Networks (See Note 2).

In January 2000, the Company granted 8,900 shares in common stock to employees in lieu of compensation. The closing bid price of the Company's common stock at the date of grant was $9.56 for consideration totaling $85,000.

In May 2000, the Board of Directors authorized the issuance of 3,000 shares in common stock in exchange for professional services. Management of the Company valued the share grants at $3.968 per share, which represented no discount from the closing bid price of the Company's common stock at the date of grant. The Company recorded service expense totaling $11,904 as a result of this grant.

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

In May 2000, the Company closed the placement of an additional 1,000 shares of Series A Preferred Stock to the same Purchaser at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000, pursuant to the Purchase Agreement. In conjunction with the Purchase Agreement, the Company entered into a registration rights agreement and a warrant agreement. Concurrent with the closing of the placement, the Company issued warrants to the Purchaser for the purchase of 100,000 shares of the Company's common stock at an exercise price of $6.625 per share, subject to customary anti-dilution provisions, expiring on May 4, 2005. The Company also issued warrants for the purchase of 8,275 shares of common stock to the same Placement Agent, exercisable at $14.50 per share, expiring on February 28, 2005. The Company also incurred $80,000 in expenses to the Placement Agent for fees and costs associated with the Purchase Agreement. The Company valued the Purchaser and Placement Agent warrants utilizing the Black-Scholes option-pricing model. Management of the Company arrived at a fair market value of $1,000,000 for the warrants.

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

REVENUE: Revenue totaled approximately $2,621,354 for the three-month period ended May 31, 2000, an 850% increase over revenue of $308,556 for the three-month period ended May 31, 1999. For the nine-months ended May 31, 2000, net revenue was $6,252,520 compared to $546,945 for the same period last year. These increases reflect the growth in revenue from Private Networking, Broadband Internet Access, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, Professional Services, from marketing arrangements with new strategic partners, and sale of equipment to support these product offerings.

COST OF SALES: Cost of sales increased for the three-month period ended May 31, 2000 was approximately $1,531,327, an increase of 1,079% from $141,932 for the three-month period ended May 31, 1999. For the nine-months ended May 31, 2000, cost of sales was $3,287,670 compared to $212,242 for the same period last year. Cost of sales consists primarily of access charges from local exchange carriers, backbone and Internet access costs, and the cost of customer equipment to support network systems. The Company expects its cost of sales to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base.

GROSS MARGIN: The gross margin for the three-month period ended May 31, 2000 was approximately $1,090,027 compared to $166,624 for the same period ended May 31, 1999. For the nine-months ended May 31, 2000, gross margin was $2,964,850 compared to $334,703 for the same period last year. Gross margins for the three-months ended May 31, 2000 and 1999 respectively were 42% and 54%. For the nine-month period ended May 31, 2000 and 1999, respectively, the gross margins were 47% and 61%. These decreases were attributable to the increased mix of our product services.

SALES EXPENSE: Sales expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was approximately $1,216,654 for the three-month period ended May 31, 2000 and $98,486 for the three-month period ended May 31, 1999, which represents a 1,235% increase. For the nine-months ended May 31, 2000 selling expense was $2,358,441 compared to $255,213 for the same period last year, which represents a 924% increase. The increase reflects an expansion of the direct sales organization necessary to support increased revenue volumes. The Company expects sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was approximately $2,686,441 for the three-month period ended May 31, 2000 and $74,013 for the three-month period ended May 31, 1999, which represents a 3,630% increase. For the nine-months ended May 31, 2000 these expenses were $5,127,478 compared to $180,910 for the same period last year, which represents a 2,834% increase. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. In addition, the Company amortized goodwill relating to the acquisition of Mobilenetics and Color Networks, for three-months ended May 31, 2000 totaling $151,947 and $328,653 for the nine-month period. The Company expects the general and administrative expense to increase in dollar amount, reflecting the growth in operations, but to decline as a percentage of revenue.

INTEREST EXPENSE: Interest expense was $116,698 for the three-months ended May 31, 2000 and $3,926 for the three-months ended May 31, 1999. For the nine-months ended May 31, 2000 interest expense reflected $231,551 compared to $9,811 for the same period last year. The increase is related to new leases of capital equipment, interest on the Company's lines of credit and on notes from the principal stockholder that advanced funds for working capital.

NET LOSS: The Company incurred a net loss for the three-month period ended May 31, 2000 of $2,929,765 compared to $9,801 for the three-month period ended May 31, 1999. For the nine-month period ended May 31, 2000 the net loss was $4,752,618 compared to $111,231 for the period ending May 31, 1999. We expect to focus in the near term on building and increasing our revenue base, which will require us to significantly increase our expenses for personnel, marketing, network infrastructure and the development of new services, and may adversely impact our short term operating results. As a result, we believe that we will incur losses in the near term and we cannot assure you that the Company will be profitable in the future.

FINANCIAL CONDITION
-------------------

To date, we have satisfied our cash requirements primarily through debt and equity financings and capitalized lease financings. In late November 1999, the company received $2,278,100 from an equity placement. In late February 2000, the Company received $1,380,000 from a second equity placement. In early May 2000, the Company received $920,000 from a third equity placement. The Company's principal uses of cash are to fund working capital requirements, acquisition of additional DSL lines and capital expenditures, and to service our capital lease and debt financing obligations. Net cash utilized by operations for the nine-month period ended May 31, 2000 and 1999 was approximately ($2,963,224) and ($28,273), respectively. Cash provided by (used in) operating activities in the period ending May 31, 2000 was primarily affected by the net loss from operations and the increases of accounts receivable and accounts payable as we were expanding our market share and improving our infrastructure.

Net cash used in investing activities for the nine-month period ended May 31, 2000 was $3,122,365. These investing activities were used mainly for the purpose of purchasing equipment. DSL routers located at client sites represented $974,000, Cisco routers in support of broadband sales represented $1,814,000, computer software and equipment for $738,000 was for miscellaneous equipment.

Net cash provided by financing activities for the period ending May 31, 2000 came from an increase in notes payable to officer of $505,562 and sale of preferred stock for a net proceeds of $4,478,100. During November 1999, the Company closed the placement of the initial tranche of 2,500 shares of Series A 6% Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"), to one purchaser (the "Purchaser") for an aggregate purchase price of $2.5 million (less $221,900 placement fees and commissions). In February 2000, the Company closed the placement of the second tranche of 1,500 shares of Series A 6% Convertible Preferred Stock, $.001 par value, to one purchaser for an aggregate purchase price of $1.5 million (less $120,000 placement fees and commissions). In May 2000, the Company closed the placement of the third tranche of 1,000 shares of Series A 6% Convertible Preferred Stock, $.001 par value, to one purchaser for an aggregate purchase price of $1.0 million (less $80,000 placement fees and commissions). Net cash used for financing activities for the nine-month period ending May 31, 2000 was for repayment and buy-out of capitalized leases thereby reducing leasing expenses.

The net cash increase for the nine-month period ended May 31, 2000 was $245,799 as compared to the nine-month period ended May 31, 1999 of $6,396. Such increase came as a result of the events discussed above.

At May 31, 2000, we had cash and cash equivalents of approximately $371,000, and negative working capital of $2,709,000.

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

Date: July 14, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LMKI, INC. (Registrant)

Signature                           Title                     Date
---------                           -----                     ----

/S/ William J. Kettle               Chairman, Director and    July 14, 2000
--------------------------------    Chief Executive Officer
William J. Kettle


/S/ John W. Diehl, Jr.              Chief Financial Officer,  July 14, 2000
--------------------------------    Secretary (Principal
John W. Diehl, Jr.                  Accounting Officer)