Form 10QSB/A
period 2000-05-31
LMKI INC
filed 2000-07-17
CIK 949113

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   Form 10-QSB

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

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

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