Form 10KSB
period 2000-08-31
LMKI INC
filed 2001-01-16
CIK 949113

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 2000

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
for the transition period from . . . . to . . . .

                         Commission file number 0-26578

                                   LMKI, INC.
                                   ----------
        Exact name of small business issuer as specified in its charter)

            Nevada                                               33-0662114
            ------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                3355 Michelson Drive, Suite 300, Irvine, CA 92612
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (949) 794-3000
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Issuer (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.  $7,987,552

         Based upon the closing price of $0.141 per share of Common Stock as reported on the OTC and OTCBB on January 9, 2001, the aggregate market value of the Issuer's voting and non-voting stock held by non-affiliates was $2,169,834. Solely for the purposes of this computation, the Issuer's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission of the Issuer or such directors an executive officers that any of such persons are "affiliates", as that term is defined under the Securities Act of 1934, as amended.

         There were 42,288,367 issued and outstanding shares of the Issuer's Common Stock, $.001 par value share at August 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to the rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                   LMKI, INC.

                                TABLE OF CONTENTS


PART I

       Item 1.   Description of Business
       Item 2.   Description of Property
       Item 3.   Legal Proceedings
       Item 4.   Submission of Matters to a Vote of Security Holders

PART II

       Item 5.   Market for LMKI, Inc. Common Stock and Related Stockholder
                   Matters
       Item 6.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations
       Item 7.   Financial Statements
       Item 8.   Changes In and Disagreements With Accountants on Accounting and
                   Financial Disclosure.

PART III

       Item 9.   Directors, Executive Officers, Promoters and Control Persons of
                  LMKI, Inc; Compliance with Section 16(a) of the Exchange Act
       Item 10.  Executive Compensation
       Item 11.  Security Ownership of Certain Beneficial Owners and Management
       Item 12.  Certain Relationships and Related Transactions
       Item 13.  Exhibits and Reports on Form 8-K
       SIGNATURES

                                INTRODUCTORY NOTE

         This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenue than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigation and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW
--------
         The Company is a single source Managed Service Provider (MSP) specializing in providing broadband networking solutions to small and medium-sized businesses. We also provide a range of network access solutions to remote users and branch locations of larger enterprises. We manage and control a nationwide data communications network that allows us to offer high-quality integrated turnkey solutions. Our services combine the speed and efficiency of digital subscriber line, or DSL, technologies with the reliability and security of our advanced private network. Our services include Private Networking, Broadband Internet Access, Internet and Intranet based
Web Hosting, Hosted Applications Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, and Professional Services.


INDUSTRY BACKGROUND DSL MARKET EXPANSION
----------------------------------------
         Technological developments and regulatory changes have caused DSL technology to emerge as a commercially available, cost-effective means of providing high-speed data transmission. For telecommuters, and small-and medium-sized businesses in need of high-speed data communication and Internet access, a digital subscriber line (DSL) is a less expensive alternative to integrated services digital network (ISDN) and Tier 1 (T1).

         The deployment of DSL-based solutions by competitive telecommunications companies has been facilitated by changes in the regulatory framework in recent years. Under the 1996 Telecommunications Act, traditional telephone companies are generally required to lease telephone lines to competitive telecommunications companies on a wholesale basis through resale or unbundling and to allow these competitive telecommunications companies to locate certain of their equipment in the traditional telephone companies' central offices. By using existing facilities and copper lines, DSL providers avoid the considerable up-front fixed costs necessary to deploy alternative high-speed digital communications technologies, such as cable, wireless and satellite networks. As a result, a significant portion of the investment in a DSL network is incurred only as customers order the service.

         Additionally, it is possible that continued advances in DSL technologies and transmission speeds, as well as advances in DSL equipment manufacturing efficiencies, will further reduce the cost of deploying DSL-based networks.

BUSINESS BROADBAND
------------------
         For a number of reasons, data competitive local exchange carriers
(CLEC) have chosen to use DSL to reach their target market instead of other access media. One factor is that competing access technologies are not currently well positioned for small businesses. ISDN, for example, is a relatively slow broadband service with many hidden charges. Broadband wireless has technology glitches to fix, and any business deployments of cable modems would require further network build-outs and upgrades to two-way high-speed service. Alternatively, DSL takes advantage of unused spectrum in existing copper telephone wires, the same basic wiring used to supply a home or office with regular telephone service.

         Although local phone companies are in the best position to offer DSL since they own the core infrastructure that supports it, they were until very recently, reluctant to market these services to business customers.

BUSINESS STRATEGY
-----------------
         We have identified an opportunity to deliver products built from the combination of broadband fiber connectivity from our partner's network, collocation space within our partner's facility, and "last-mile" broadband copper connectivity from our local transit partners to our customer's premises. This platform allows us to offer products that deliver redundant performance across state of the art networks harnessing the speed of DSL technology and competing on price and availability with traditional providers.

         By developing our asynchronous transfer mode (ATM) and internet protocol (IP) solution within large carrier networks such as those of Level (3), and CLEC local transit loops such as those of Covad and Rhythms Communications, Inc., we believe we can gain a share of the enterprise wide area networking market traditionally belonging to providers of dedicated frame relay and leased line services.

         Our collocation space contains edge-switches and routing equipment necessary to support services to house configured servers and applications with connectivity as part of a bundled package, or simply as an area for clients to connect their own servers to the high-speed access of our partner's fiber-optic networks. We are pursuing a Tier-1 service provider business plan without the costs associated with building the core network infrastructure typically necessary to support Tier-1 services.

         By keeping costs down while developing a large area of coverage, we hope to identify ourselves as a profitable next-generation integrated communications provider operating on a global scale.

OUR COMPETITIVE ADVANTAGES
--------------------------
         We have developed superior sales and technical staff with individuals with skills and backgrounds that will permit them to succeed in the networking industry. Additionally, we implement rigorous training schedules for our employees in an effort to keep them abreast of the latest information and knowledge from the industry in general and the Company in particular. Our technical teams are cross-trained wherever possible and encouraged to obtain technical certification in their respective area of specialization.

OUR BUSINESS MODEL OPTIMIZES COST
---------------------------------
         In an effort to keep costs down, we have attempted to lease rather than build infrastructure in our initial network deployment. Additionally, by building our network only at the "edge," we have greater flexibility in solving multiple internetworking problems, thereby obviating the need to develop multiple networks or write off existing data communications infrastructure.

OUR EFFICIENCY
--------------
         We have established a network comprised of highly intelligent and functional network elements such as our application of multi-protocol label switching (MPLS) meshed with the backbones of Level (3) and the last mile services of Covad and Rhythms.

         Additionally, we focus on support systems that harness the distributed intelligence of our carriers and provide the functionality and access of the carrier through specialized software applications.

OUR FLEXIBLE NETWORK
--------------------
         Our business model optimizes network flexibility by utilizing strategic relationships with multiple carriers. This allows us to use the latest network and software technologies focused on meeting the business plan. This advantage over embedded network elements and operation support systems cannot be overstated and is the key to successful competition.

OUR STRATEGIC ALLIANCE STRENGTH
-------------------------------
         Relationships with Covad, Rhythms, New Edge Networks, and Level (3) give us the ability to deliver connectivity and hosting solutions worldwide and to constantly take advantage of upgrades and new services offered by these carriers on their networks.

OUR INTEGRATION
---------------
         Our application of MPLS technology and the Cisco products that support MPLS allow us to seamlessly integrate many different connectivity solutions and network applications. We use different strategic partners to tailor the optimum solution for our customer.

OUR AUTOMATION AND ADVANCED TELECOMMUNICATIONS TECHNOLOGY
---------------------------------------------------------
         Our network management tools are automated which leads to less downtime and lower labor costs. We use the latest equipment, work closely with strategic partners that are forerunners in their fields and are not hampered by existing legacy infrastructures.

OUR CUSTOMER-CENTRIC APPROACH
-----------------------------
         We emphasize direct relationships with our customers. These relationships enable us to learn information from our customers regarding their needs and preferences and help us expand our offerings to include additional value-added services based on customer demand. We believe that these customer relationships increase customer loyalty and reduce turnover. In addition, our existing customers have provided customer referrals and we believe strong relationships will result from further customer referrals in the future.

         Our success depends upon careful planning and the selection of partners. We meet the customer's needs more effectively by implementing procedures that we work jointly with our partners to develop. In that these procedures represent the needs of both the Company and the carriers whose networks we utilize we believe that we are targeting a key aspect of successfully providing ongoing customer-focused support.

OUR PRODUCTS
------------
IP TECHNOLOGY
         The Internet protocols are the world's most popular open-system (nonproprietary) protocol suite because they can be used to communicate across any set of interconnected networks and are equally well suited for local area network (LAN) and wide area network (WAN) communications. The Internet protocols consist of a suite of communication protocols, of which the two best known are the transmission control protocol (TCP) and the Internet protocol (IP). The Internet protocol suite not only includes lower-layer protocols (such as TCP and IP), but it also specifies common applications such as electronic mail, terminal emulation, and file transfer. IP technology is able to realize the convergence of traditional voice type applications with current and future data/Internet type applications. IP provides operational efficiency when managing a single platform that can carry any type of service application. At an early stage, we recognized this potential and deployed a worldwide IP network.

         Our Real Private Network(TM) (RPN(TM)) and Virtual Private Network
(VPN) services qualify as Cisco Powered Networks, and are a major step forward in materializing converged networks in the marketplace. Our main focus in deploying and managing RPN(TM) is to maintain and guarantee the highest quality and reliability standards. The non-use of the public Internet, has given us a competitive edge, therefore we can ensure a better than carrier grade quality. RPN(TM) service incorporates the speed, security and versatility of DSL technology with the wide geographical coverage of fiber networks from Level (3). By combining multiple connectivity methods with a homogenous, managed network, business customers that do not yet have DSL available in their area can take advantage of our RPN(TM) services through dedicated OC-n (Optical Carrier-n), DS-3, T1, ATM, Frame Relay, ISDN and dial up connectivity options.

         Using these multiple technologies gives us a differential advantage over the competition in that we can mesh together connections that are available and sensible to our customers at the local and regional level in a private network environment.

STRATEGIC RELATIONSHIPS
-----------------------
         We have established strategic relationships with several national communications carriers that provide us with access to transit on their respective network backbones and last-mile connectivity routes.

         Additionally, we collocate next generation switching and routing hardware within the infrastructure of these providers and employ network applications and protocols that allow us to differentiate services and guarantee service quality, while providing unmatched flexibility, scalability, and carrier-class reliability.

         We have strategic partnerships with the following providers of national fiber optic transit, collocation space and last-mile DSL connectivity:

         Level (3): a communications and information services company offering a wide selection of IP-based services including broadband transport, co-location services and submarine transmission services. We were the first service provider to deliver our services over the Level (3) Network. The Level (3) Network includes metropolitan networks in 56 U.S. markets and 21 international markets connected by an approximately 16,000-mile U.S. inter-city (long-distance) network, an approximately 4,750 mile European inter-city network and both transpacific and transatlantic undersea cables.

         Covad: whose network currently covers more than 25 million homes and businesses in major metropolitan statistical areas (MSA's). Covad services are available across the United States in 56 of the top Metropolitan Statistical Areas (MSA's). Covad services will be available in 100 MSA's by the end of 2000. At that time, Covad's digital network will reach more than 40 percent of all US homes and 45 percent of all US businesses. Covad currently has 1000 central offices
         (COs) service ready and expects to have 2,000 COs service ready by the end of 2000.

         Rhythms NetConnections: a North American provider of DSL-based, broadband communication services to businesses and consumers serving 43 markets and covering 74 MSA's. Since Rhythms began its network build in September 1997, the company has built 1,225 central offices in just over two years. Rhythms believes this is the fastest facility deployment of any data competitive local exchange carrier (CLEC) in history.

         New Edge Networks: the leading national wholesale DSL provider in small, midsize and semi-rural markets. Since its founding last June, New Edge Networks has raised more than $300 million from top tier private venture firms, global financial institutions and worldwide technology firms that include: Accel Partners, Palo Alto, Calif.; Crosspoint Venture Partners, Woodside, Calif.; Greylock, Boston, Mass.; Meritech Capital Partners, Menlo Park, Calif.; Comdisco Ventures; Intel Corporation; Newbridge Networks; Goldman, Sachs & Co.; and, Morgan Stanley Dean Witter.

SALES AND MARKETING
-------------------
         Our marketing professionals have developed a methodology to identify the businesses that would benefit from our services. Once we identify businesses in a target market, we employ a targeted local marketing strategy utilizing telemarketing personnel. Using targeted business lists and referrals, our telemarketers initiate contact with potential customers. Our sales personnel are trained in customer oriented, solution-based sales techniques and product knowledge. We have a sales unit that focuses on the larger customers that have a longer buying cycle. This unit develops business prospects from market research, referrals from telemarketers and referrals from other customers.

         Immediately upon the resignation of previous executive management on August 9, 2000, the Company performed a company-wide layoff including retail based telemarketing staff and the associated support personnel. This has resulted in a significant decrease of sales related expenses. The remaining sales force is now focusing on improving existing customers services, particularly RPN (TM) customers that have additional locations available within our national footprint. Additionally, we are promoting our higher-margin hosting and application services to our customers.

         We have started to offer new products and professional services focused on integrating application-layer solutions within our national RPN(TM) network. This has resulted in large sales opportunities that have much higher profit margins than basic connectivity services.

CUSTOMER SUPPORT AND OPERATIONS
-------------------------------
         Our customer support team works to maximize the simplicity and convenience of data communications and network access for our customers. They provide our customers with a single point of contact for implementation, maintenance and operations support.

IMPLEMENTATION
--------------
         We manage the implementation of our service for each customer. We work together with our strategic partners to ensure that lines are installed, tested, and in good working order from all customer offices throughout the network.

MAINTENANCE
-----------
         Our network operations center provides network surveillance for all equipment in our customers' network. We are able to detect and correct many of our customers' maintenance problems remotely, often before our customer is aware of the problem. Customer-initiated maintenance and repair requests are managed and resolved primarily through our help desk. Our information management system, which generates reports for tracking maintenance problems, allows us to communicate maintenance problems from the customer service center to our network operations center 24 hours a day, seven days a week.

OPERATIONS SUPPORT SYSTEMS
--------------------------
         We are in the process of enhancing our operations support systems that will allow us to better support our customer's communication and technical support.

COMPETITION
-----------
         We face competition from many companies with significantly greater financial resources, well-established brand names and large installed customer bases. Although we believe competition in many second and third tier cities is less intense than competition in larger cities, we expect the level of competition in our markets to intensify in the future.

OTHER DSL PROVIDERS
-------------------
         Certain competitive carriers, including Network Access Solutions, NorthPoint and Rhythms NetConnections offer DSL-based services. The 1996 Telecommunications Act specifically grants competitive telecommunications companies, including other DSL providers, the right to negotiate interconnection agreements with traditional telephone companies, including interconnection agreements which may be identical in all respects to, or more favorable than, our agreements. Several of the large telecommunications companies and computer companies, such as Microsoft and Intel, have made investments in DSL service providers.

INTERNET SERVICE PROVIDERS
--------------------------
         Several national and regional Internet service providers, including America Online, XO Communications, Mindspring, PSINet and Verio, have begun developing high-speed access capabilities to leverage their existing products and services. These companies generally provide Internet access to residential and business customers over the traditional telephone companies' networks at higher speeds. However, some Internet service providers have begun offering DSL-based access using another carrier's DSL service or, in some cases, building their own DSL networks. Some Internet service providers combine their significant and even nationwide marketing presence with strategic or commercial alliances with DSL-based competitive telecommunications companies.

TRADITIONAL LOCAL TELEPHONE COMPANIES
-------------------------------------
         Many of the traditional local telephone companies, including Pacific Bell, Bell Atlantic, BellSouth and SBC Communications, are conducting technical or market trials or have begun deploying DSL-based services. These companies have established brand names and reputations for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own copper telephone lines and can bundle digital data services with their existing voice services to achieve a competitive advantage in serving customers. We believe that the traditional telephone companies have the potential to quickly deploy DSL services. In addition, these companies also offer high-speed data communications services that use other technologies. We depend on these traditional local telephone companies to enter into agreements for interconnection and to provide us access to individual elements of their networks. Although the traditional local telephone companies are required to negotiate in good faith in connection with these agreements, future interconnection agreements may contain less favorable terms and result in a competitive advantage to the traditional local telephone companies.

NATIONAL LONG DISTANCE CARRIERS
-------------------------------
         National long distance carriers, such as AT&T, MCI WorldCom, and Sprint, have deployed large-scale data networks, sell connectivity to businesses and residential customers, and have high brand recognition. They also have interconnection agreements with many of the traditional telephone companies and are beginning to offer competitive DSL services.

OTHER FIBER-BASED CARRIERS
--------------------------
         Companies such as Allegiance, ChoiceOne, e.spire, Intermedia and Williams have extensive fiber networks in many metropolitan areas, primarily providing high-speed data and voice circuits to small and large corporations. They also have interconnection agreements with the traditional telephone companies under which they have acquired collocation space in many large markets.

CABLE MODEM SERVICE PROVIDERS
-----------------------------
         Cable modem service providers, such as At Home and its cable partners, are offering or preparing to offer high-speed Internet access over cable networks to consumers. @Work, a division of At Home, has positioned itself to do the same for businesses. Where deployed, these networks provide high-speed local access services, in some cases at speeds higher than DSL service. They typically offer these services at lower prices than our services, in part by sharing the capacity available on their cable networks among multiple end users.

WIRELESS AND SATELLITE DATA SERVICE PROVIDERS
---------------------------------------------
         Several new companies, including Advanced Radio Telecom, Teligent and WinStar Communications, are emerging as wireless data service providers. In addition, other companies, including Motorola Satellite Systems and Hughes Communications, are emerging as satellite-based data service providers. These companies use a variety of new and emerging technologies to provide high-speed data services.

         We may be unable to compete successfully against these competitors. The most significant competitive factors include: transmission speed, service reliability, breadth of product offerings, cost for performance, network security, ease of access and use, content bundling, customer support, brand recognition, operating experience, capital availability and exclusive contracts with customers, including Internet service providers and businesses with multiple offices. We believe our services compete favorably within our service markets with respect to transmission speed, service reliability, breadth of product offerings, cost for performance, network security, ease of access and use, content bundling, customer support, and operating experience. Many of our competitors enjoy competitive advantages over us based on their brand recognition and exclusive contracts with customers.

INTELLECTUAL PROPERTY
---------------------
         We regard our products, services and technology as proprietary and attempt to protect them with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. We have not applied for any patents. There can be no assurance these methods will be sufficient to protect our technology and intellectual property. We also may enter into confidentiality agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently. Effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our proprietary information.

         There can be no assurance that the steps we have taken will prevent misappropriation or infringement of our technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. Some of our information is a matter of public record and can be readily obtained by our competitors and potential competitors, possibly to our detriment.

GOVERNMENT REGULATION
---------------------
         A significant portion of the services that we offer will be subject to regulation at the federal and/or state levels. The Federal Communications Commission (FCC), and state public utility commissions (PUC) regulate telecommunications common carriers, which are companies that offer telecommunications services to the public or to all prospective users on standardized rates and terms. Our data transport services are common carrier services.

         The FCC exercises jurisdiction over common carriers, and their facilities and services, to the extent they are providing interstate or international communications. The various state utility commissions retain jurisdiction over telecommunications carriers, and their facilities and services, to the extent they are used to provide communications that originate and terminate within the same state. The degree of regulation varies from state to state.

         In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state commissions have adopted many new rules to implement those new laws and to encourage competition. These changes, which are still incomplete, have created new opportunities and challenges for our competitors and us. Certain of these and other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings nor their impact upon the telecommunications industry or us can be predicted at this time. Indeed, future federal or state regulations and legislation may be less favorable to us than current regulations and legislation and therefore have a material and adverse impact on our business and financial prospects by undermining our ability to provide DSL services at competitive prices. In addition, we may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.

FEDERAL REGULATION AND LEGISLATION
----------------------------------
         Through our strategic partners, we must comply with the requirements of a common carrier under the Communications Act of 1934, as amended, to the extent we provide regulated interstate services. These requirements include an obligation that our charges, terms and conditions for communications services must be "just and reasonable" and that we may not make any "unjust or unreasonable discrimination" in our charges or terms and conditions. The FCC also has jurisdiction to act upon complaints against common carriers for failure to comply with their statutory obligations. We are not currently subject to price cap or rate of return regulation at the federal level and are not currently required to obtain FCC authorization for the installation, acquisition or operation of our facilities.

         The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic carriers, only the large traditional local telephone companies are classified as dominant carriers and all other providers of domestic common carrier service, including us, are classified as non-dominant carriers. As a non-dominant carrier, we are subject to less FCC regulation than are dominant carriers.

         In October 1998, the FCC ruled that DSL and other advanced data services provided as dedicated access services in connection with interstate services such as Internet access are interstate services subject to the FCC's jurisdiction. Accordingly, we could offer DSL services without state regulatory authority, so long as we do not also provide local or intrastate telephone services via our network. This decision allows us to provide our DSL services in a manner that potentially reduces state regulatory obligations. This decision is currently subject to reconsideration and appeal.

         The 1996 Telecommunications Act, enacted on February 8, 1996, made comprehensive changes to the Communications Act. It represents a significant milestone in telecommunications policy by establishing competition in local telephone service markets as a national policy.

         The 1996 Telecommunications Act removes many state regulatory barriers to competition and forecloses state and local governments from creating laws preempting or effectively preempting competition in the local telephone service market.

         The 1996 Telecommunications Act places substantial interconnection requirements on the traditional local telephone companies.

         Traditional local telephone companies are required to provide physical collocation, which allows companies such as us and other inter-connectors to install and maintain their own network termination equipment in the central offices of traditional local telephone companies, and virtual collocation only if requested or if physical collocation is demonstrated to be technically infeasible. This requirement is intended to enable us, along with other competitive carriers to deploy our equipment on a relatively convenient and economical basis.

         Traditional local telephone companies are required to un-bundle components of their local service networks so that other providers of local service can compete for a wide range of local service customers. This requirement is designed to provide us flexibility to purchase only the equipment we require to deliver our services.

         Traditional local telephone companies are required to establish "wholesale" rates for their services to promote resale by competitive local exchange carriers and other competitors. Traditional local telephone companies are required to establish number portability, which allows a customer to retain its existing phone number if it switches from the traditional local telephone companies to a competitive local service provider.

         Traditional local telephone companies are required to establish dialing parity, which ensures that customers will not detect a quality difference in dialing telephone numbers or accessing operators or emergency services of local competitive service providers. Traditional local telephone companies are required to provide nondiscriminatory access to telephone poles, ducts, conduits and rights- of-way. In addition, the 1996 Telecommunications Act requires traditional local telephone companies to compensate competitive carriers for traffic originated by them and terminated on the competitive carrier's network.

         The 1996 Telecommunications Act in some sections is self-executing. The FCC issues regulations interpreting the 1996 Telecommunications Act that impose specific requirements upon which our competitors and we rely. The outcome of various ongoing FCC rulemaking proceedings or judicial appeals of such proceedings could materially affect our business and financial prospects by increasing the cost or decreasing our flexibility in providing DSL services. The FCC prescribes rules applicable to interstate communications, including rules 33 implementing the 1996 Telecommunications Act, a responsibility it shares in certain respects with the state regulatory commissions. As part of its effort to implement the 1996 Telecommunications Act, the FCC issued an order governing interconnection in August 1996. A federal appeals court for the Eighth Circuit, however, reviewed the initial rules and overruled some of their provisions, including some rules on pricing and nondiscrimination. In January 1999, the United States Supreme Court reversed elements of the Eighth Circuit's ruling, finding that the FCC has broad authority to interpret the 1996 Telecommunications Act and issue rules for its implementation, specifically including authority over pricing methodology. The Supreme Court upheld the FCC's directive to the traditional local telephone companies to combine individual elements for competitors, and to allow competitors to pick and choose among provisions in existing interconnection agreements. The Supreme Court also found that the FCC's interpretation of the rules for establishing individual elements of a network system was not consistent with standards prescribed in the 1996 Telecommunications Act, and required the FCC to reconsider and better justify its delineation of individual elements. The pick and choose rule permits a competitive carrier to select individual provisions of existing interconnection agreements yet still tailor its interconnection agreement to its individual needs by negotiating the remaining provisions. The FCC implemented a public rulemaking seeking comment on these issues, including particularly, which network elements should be offered on an unbundled basis by traditional local telephone companies, and a decision is expected later this year. Although the FCC has tentatively concluded that local copper telephone lines should continue to remain available as an unbundled element, there is no certainty as to the FCC's outcome on this issue or as to other network elements that the traditional local telephone companies will be required to un-bundle. Moreover, this proceeding, as well as a companion FCC rulemaking, addresses related issues of significant importance to us, including:

         o the manner in which copper telephone lines should be subject to unbundling;

         o compatibility among DSL services and between DSL and non-DSL services; and

         o the sharing of copper telephone lines between DSL data services offered by one provider and voice services offered by another provider.

         In addition, some traditional telephone companies may take the position that they have no obligation to provide individual elements of their network systems, including copper telephone lines, until the FCC issues new rules, which could adversely affect our ability to expand our network in accordance with our roll-out plan and therefore adversely affect our business.

         In March 1998, several traditional local telephone companies petitioned the FCC for relief from certain regulations applicable to the DSL and other advanced data services that they provide, including their obligations to provide copper telephone lines and resold DSL services to competitive carriers. In August 1998, the FCC concluded that DSL services are telecommunications services and, therefore, the traditional local telephone companies are required to allow interconnection of their facilities and equipment used to provide data transport functionality, un-bundle local telecommunications lines and offer for resale DSL services. In the same proceeding, the FCC issued a notice of proposed rulemaking seeking comments on its tentative conclusion that traditional local telephone companies should be permitted to create separate affiliates to provide the DSL 34 services. Under the separate affiliate proposal, traditional local telephone companies would be required to provide wholesale service to other DSL carriers at the same rates, terms and conditions that it provided to its separate affiliate. The outcome of this proceeding remains uncertain. Any final decision in this proceeding that alters our relationship with the traditional local telephone companies could adversely affect our ability to provide DSL services at a competitive price.

         In March 1999, the FCC adopted regulations that require the traditional local telephone companies to permit other carriers to collocate all equipment necessary for interconnection. This requirement includes equipment that we use to provide DSL data services. The FCC also adopted limits on the construction standards and other conditions for collocation that may be imposed by traditional local telephone companies. These rules should reduce our collocation costs and expedite our ability to provide service to new areas. There is no guarantee that these new rules will be implemented fully by the traditional local telephone companies. Therefore, the benefits of these rules may be delayed pending interpretation and enforcement by state and federal regulators. These rules are currently subject to appeal by several traditional local telephone companies.

         The 1996 Telecommunications Act also directs the FCC, in cooperation with state regulators, to establish a universal service fund that will provide subsidies to carriers that provide service to individuals that live in rural, insular, and high-cost areas. A portion of carriers' contributions to the universal service fund also will be used to provide telecommunications related facilities for schools, libraries and certain rural health care providers. The FCC released its initial order in this context in June 1997, which requires all telecommunications carriers to contribute to the universal service fund. The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review. Additional changes to the universal service regime, which could increase our costs, could have an adverse affect on us.

STATE REGULATION
----------------
         In October 1998, the FCC deemed data transmission to the Internet as interstate services subject only to federal jurisdiction. However, this decision is currently subject to reconsideration and appeal. Also, some of our services that are not limited to interstate access potentially may be classified as intrastate services subject to state regulation. All of the states where we operate, or intend to operate, require some degree of state regulatory commission approval to provide certain intrastate services and maintain ongoing regulatory supervision. In most states, intrastate tariffs are also required for various intrastate services, although our services are not subject to price or rate of return regulation. Actions by state public utility commissions could cause us to incur substantial legal and administrative expenses and adversely affect our business.

         To date, we have been able to obtain authorizations to operate as a competitive local exchange carrier in 41 states and the District of Columbia, and we have filed for competitive local exchange carrier status in the remaining states. Although we expect to obtain certifications in all states, there is no guarantee that these certifications will be granted or obtained in a timely manner.

LOCAL GOVERNMENT REGULATION
---------------------------
         In certain instances, our strategic partners may be required to obtain various permits and authorizations from municipalities, such as for use of rights-of-way, in which we operate local distribution facilities. Whether various actions of local governments over the activities of telecommunications carriers such as ours, including requiring payment of franchise fees or other surcharges, pose barriers to entry for competitive local exchange carriers that violate the 1996 Telecommunications Act or may be preempted by the FCC is the subject of litigation. While we are not a party to this litigation, we may be affected by the outcome. If municipal governments impose conditions on granting permits or other authorizations or if they fail to act in granting such permits or other authorizations, the cost of providing DSL services may increase or negatively impact our ability to expand our network on a timely basis and adversely affect our business.

TELEMARKETING REGULATIONS
-------------------------
         Our marketing depends primarily on the telemarketing sales channel. Telemarketing sales practices are regulated both federally, and at the state level. The Federal Telephone Consumer Protection Act of 1991 (the TCPA) prohibits telemarketing firms from initiating telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m. local time, and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the TCPA requires telemarketing firms to maintain a list of residential customers that have stated that they do not want to receive telephone solicitations and, thereafter, to avoid making calls to such customers' telephone numbers.

         The federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the TCFAPA) broadly authorizes the Federal Trade Commission (the FTC) to issue regulations prohibiting misrepresentation in telemarketing sales. In August 1995, the FTC issued new telemarketing sales rules. Generally, these rules prohibit misrepresentation regarding the cost, terms, restrictions, performance, or duration of products or services offered by telephone solicitation and otherwise specifically address other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments. we train our telephone service representatives to comply with the TCPA and program its call management system to avoid telephone calls during restricted hours or to individuals maintained on the company's "do not call" list.

         A number of states have enacted or are considering legislation to regulate telemarketing. For example, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be cancelled within three business days. Several states require telemarketers to obtain licenses and post bonds. We do not process card payments for any of our customers and do not currently operate in any states where these requirements are imposed. From time to time, bills are introduced in Congress, which, if enacted, would regulate the use of credit information. We cannot predict whether this legislation will be enacted and what effect, if any, it would have on the telemarketing industry.

SUBSIDIARIES
------------
         We have three wholly owned subsidiaries: Landmark Communications, Inc., a Nevada Corporation doing business as Landmark Long Distance Inc. in the State of California; Color Networks, Inc., a California corporation; and Mobilenetics Corp., a California corporation.

EMPLOYEES
---------
         We employ fifty-seven (57) full-time employees as of January 9, 2001. None of our employees is represented by collective bargaining agreements and we consider relations with our employees to be good.

MAJOR SUPPLIERS
---------------
         We are dependent on the telecommunications carriers and other carriers and suppliers to connect our network. We rely on traditional telecommunications carriers to transmit our traffic over local and long distance networks. These networks may experience disruptions that are not easily remedied.

         Additionally, we depend on certain suppliers of hardware and software. If our suppliers fail to provide us with network services, equipment or software in the quantities, at the quality levels and at the times we require, or if we cannot develop alternative supply sources, it will be difficult, if not impossible, for us to provide our services.

         Our success depends on negotiating and entering into strategic partner interconnection agreements with providers of communications bandwidth. We must enter into and renew interconnection agreements with providers of communications bandwidth in each of our target markets in order to provide service in that market. These agreements govern, among other things, the price and other terms regarding our location of equipment in the offices of providers of communications bandwidth which house telecommunications equipment and from which local telephone service is provided, known as central offices, and our lease of copper telephone lines that connect those central offices to our customers. Delays in obtaining interconnection agreements would delay our entrance into target markets and could have a material adverse effect on our business and prospects. Our interconnection agreements generally have limited terms of one to two years and we cannot assure you that new agreements will be negotiated or that existing agreements will be extended on terms favorable to us.

         We face risks associated with our lease of bandwidth from network suppliers. We lease our bandwidth from Level (3) Communications. We are dependent upon their ability to satisfy their obligations to us. If they cannot, we will incur significant expenses to utilize other sources of bandwidth. We also have risks attendant with their ability to build-out their networks under construction and our access to that bandwidth.

         We are subject to a variety of risks relating to our recent lease of fiber-based telecommunications bandwidth from our various global network suppliers, including our strategic alliance with Level (3), and the delivery, operation and maintenance of such bandwidth. Such risks include, among other things, the following:
         o the risk that financial, legal, technical and/or other matters may adversely affect such suppliers' ability to perform their respective operation, maintenance and other services relating to such bandwidth, which may adversely affect our use of such bandwidth;

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

         We cannot assure that we will be successful in overcoming these risks or any other problems encountered in connection with our lease of sufficient bandwidth.

PATENTS, TRADEMARKS, LICENSES
-----------------------------
         The Company currently holds no patents but has two trademark applications on file with the U.S. Patent and Trademark Office for RPN(TM)and Real Private Network(TM).

COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS
-------------------------------------------------
         The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that the Company will not incur such costs in the future.

ITEM 2.  DESCRIPTION OF PROPERTY
         Effective February 15, 2000, the Company began leasing approximately 33,000 square feet of office space in Irvine, California at a monthly rental rate of approximately $55,500 per month. This facility serves as the primary place of business. The lease expires on March 31, 2001. The Company is in the process of looking for new space substantially reducing the monthly rental rate.

ITEM 3.  LEGAL PROCEEDINGS
         The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation, which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended August 31, 2000.


                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
         The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                            BID  PRICES
                                                         HIGH          LOW
--------------------------------------------------------------------------------
         YEAR ENDED AUGUST 31, 1999

         First Quarter                                  $ 0.031       $ 0.031
         Second Quarter                                   0.090         0.020
         Third Quarter                                    1.000         0.060
         Fourth Quarter                                   9.125         0.531

         YEAR ENDED AUGUST 31, 2000

         First Quarter                                    5.875         2.750
         Second Quarter                                  15.375         5.875
         Third Quarter                                   15.500         3.625
         Fourth Quarter                                   7.937         1.187

         YEAR ENDED AUGUST 31, 2001

         First Quarter                                    1.812         0.312
         Second Quarter (through Jan. 8, 2001)            0.469         0.120


NUMBER OF SHAREHOLDERS
----------------------
         The number of beneficial holders of record of the Common Stock of the Company as of the close of business on January 8, 2001 was approximately 457. Many of the shares of the Company's Common Stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND POLICY
---------------
         To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------
         In December 1998, the Board of Directors authorized the issuance of 4,000,000 shares of common stock to the Company's then CEO in exchange for compensation and 500,000 shares of common stock to two individuals for professional services. Management of the Company valued the shares granted to its CEO at $.015 per share, which represented a 50% discount from the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. Management of the Company valued the grants to its service providers at $.031 per share, which represented the closing bid price of the Company's common stock at the date of grant. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         In March 1999, the Board of Directors authorized the issuance of 400,000 shares of common stock to two individuals in exchange for professional services. Management of the Company valued the share grants at $0.09 per share, which represented the closing bid price of the Company's common stock at the date of grant. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         Also in March 1999, the Board of Directors authorized the issuance of 1,000,000 shares of common stock to a related party in exchange for communication software developed specifically for the Company. Management of the Company valued the share grant at $0.09 per share, which represented the closing bid price of the Company's common stock at the date of grant. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         In June 1999, the Company acquired Mobilenetics Corp. ("Mobilenetics"), in a business combination accounted for as a purchase. The Company issued 10,000,000 shares of its restricted common stock in exchange for all of the outstanding shares of Mobilenetics. The shares issued for Mobilenetics were valued at $1,400,000 ($0.14 per share), which represented 50% of the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares exchanged after considering the restricted nature of the stock, the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         In June 1999, the Board of Directors authorized the issuance of 229,000 shares of common stock to four employees for compensation and one individual in exchange for professional services. Management of the Company valued the share grants at $0.531 per share, which represented the closing bid price of the Company's common stock at the date of grant. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         The Company issued 75,000 shares of common stock valued at $600,000 (based on the closing bid price of the Company's common stock on the date of grant) in connection with its acquisition of Color Networks. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         In November 1999, the Company sold 2,500 shares of Preferred A to an accredited investor for proceeds of $2,278,200 (net of commissions paid in the amount of $221,900). In connection with this transaction, the Company issued to this investor warrants to purchase 250,000 shares of common stock at $4.25 per share. The warrants expire on November 2004. In addition, the Company issued conditional warrants to the investor to purchase up to 2,500 shares of Preferred A at $1,000 per share and reserve warrants to purchase 50,000 shares of the Company's common stock at $4.25 per share for each 500 shares of Preferred A purchased. The conditional warrants expire on November 23, 2004. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         During February 2000, the Company issued 1,500 shares of Preferred A in connection with the above investor exercising its conditional warrants for $1,380,000 (net of commission paid in the amount of $120,000) and issued reserve warrants to purchase 150,000 shares of common stock at $4.25 per share and are exercisable through February 2005. In addition, the Company issued warrants to purchase an additional 25,000 shares of the Company's common stock at $6.625 per share that vested on the date of grant and are exercisable through May 2005. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         During May 2000, the Company issued 1,000 shares of Preferred A in connection with the above investor exercising its conditional warrants for $920,000 (net of commissions paid in the amount of $80,000) and issued reserve warrants to purchase 100,000 shares of common stock at $4.25 per share and are exercisable through May 2005. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         In January 2000, the Company issued 3,900 shares of common stock (net of 5,000 shares inadvertently issued and subsequently cancelled during fiscal
2000) valued at $29,794 (based on the closing bid price of the Company's common stock on the date of grant) to employees for wages. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         In May 2000, the Company issued 3,000 shares of common stock valued at $11,904 (based on the closing bid price of the Company's common stock on the date of grant) to outside consultants. Subsequent to the issuance, the stock was returned to the Company due to the contract being renegotiated with the Company. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         In June 2000, the Company issued 11,800 shares of common stock valued at $46,445 (based on the closing bid price of the Company's common stock on the date of grant) to an outside consultant for services rendered. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         In July 2000, the Company issued 343,539 shares of common stock in connection with the conversion of 1000 shares of Preferred A plus accrued dividends, totaling $36,345, at the conversion price of $3.02 per share in accordance with the terms of the preferred stock. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         In August 2000, the Company issued 738,462 shares of common stock for $600,000 in cash. In addition, the Company issued to the investor, warrants to purchase 36,923 shares of common stock at an exercise price of $1.37 per share and exercisable through August 2003. The warrants vested on the date of granted. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         During fiscal 2000, the Company issued 5,000,000 shares of common stock in connection with the exercise of options for $71,000 of which, $15,500 was received subsequent to August 31, 2000. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

ITEMS 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

         The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

GENERAL OVERVIEW
         The Company's operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of new network architectures, the incurrence of related capital costs, variability and length of the sales cycle associated with the Company's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the Company and its competitors. Additional factors that may contribute to variability of operating results include: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole or limited-source components; user demand for network and Internet access services; balancing of network usage over a 24-hour period; the ability to manage potential growth and expansion; the ability to identify, acquire and integrate successfully suitable acquisition candidates; and charges related to acquisitions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse affect on the Company's business. As a result, variations in the timing and amounts of revenue could have a material adverse affect on the Company's quarterly operating results. Due to the foregoing factors, the Company believes the period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely decline.

REVENUE
         Revenue totaled $7,987,552 for the year ending August 31, 2000, a $6,389,476 increase over revenue of $1,598,076 for the same period last year. We have billed but not recognized approximately $1,355,000 of deferred revenue, as the services have not yet been performed as of August 31, 2000. These increases reflect the growth in revenue from Private Networking, Broadband Internet Access, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, Professional Services, from marketing arrangements with new strategic partners, and sale of equipment to support these product offerings.

COST OF SALES
         Cost of sales increased for the year ending August 31, 2000 to $5,670,287, an increase of $4,747,698 from $922,589 for the year ending August 31, 1999. Cost of sales consists primarily of access charges from local exchange carriers, backbone and Internet access costs, and the cost of customer equipment to support network systems. Gross profits decreased from 42% in 1999 to 29% in 2000. The Company expects its gross profits to increase. In an effort to reduce the monthly minimum usage fees of Internet service provider access, the Company is continuously negotiating new contracts with various providers to obtain more competitive pricing.

SELLING EXPENSE
         Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was $3,734,492 for the year ending August 31, 2000 and $111,903 for the year ending August 31, 1999, which represents a $3,622,589 increase. The increase reflects an expansion of the direct sales organization necessary to support increased DSL revenue volumes. In August 2000, the Company laid off all retail Internet sales personnel under a decision made by the current executive management. This layoff will contribute significantly to the reduction of selling expense as the sales focus changes from reselling retail based business class DSL connectivity to higher margin Managed Services, including Real Private Network(TM) (RPN(TM)) technology, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, and Professional Services.

GENERAL AND ADMINISTRATIVE EXPENSE
         General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was $14,228,013 for the year ending August 31, 2000 and $1,406,209 for the year ending August 31, 1999, which represents a $12,821,804 increase. As of August 31, 2000, general and administrative expense primarily consisted of $3,216,652 in administrative wages, technical support engineers and related taxes and benefits; $480,600 in amortization of goodwill; $464,244 in depreciation expense; $394,865 in operating equipment leases; $2,475,775 in systems implementation and costs; $1,018,876 for professional fees; $495,204 in rent expense; $1,205,441 in telephone expenses; $3,022,007 of non-cash charged for the issuance of common stock and options for services rendered and for compensation, $240,000 in severance expense, and $1,214,349 in other operating expenses. The Company has determined that the Goodwill and certain related assets have no future value and therefore have reflected the loss on impairment of $4,060,948 in the current fiscal year. Currently, the Company is taking aggressive steps to decrease future general and administrative expenses, reflecting increased operational efficiencies.

INTEREST EXPENSE
         Interest expense was $773,300 for the year ending August 31, 2000 and $18,736 for the year ending August 31, 1999. The increase is related to interest on new capital leases of $67,212, interest on the Company's line of credit of $30,000, interest on notes payable from related parties of $164,184, interest on convertible note payable of $30,000, a non-cash charge in the amount of $428,571 for a beneficial conversion feature on a convertible note and warrants valued at $53,333 in connection with the issuance of the convertible note.

NET LOSS
         The Company incurred a net loss for the year ending August 31, 2000 of $20,481,888 compared to $863,361 for the year ending August 31, 1999. The Company's near term focus is to become profitable by negotiating provider costs and reducing all expenses to minimum levels. However, we believe that we will still incur losses in the near term and we cannot assure that the Company will be profitable in the future.

         ASSETS AND LIABILITIES Assets increased by $3,994,335 from $2,940,043 as of August 31, 1999 to $6,934,378 as of August 31, 2000. The increase was due primarily to increases in accounts receivable of $795,354, net property and equipment of $4,673,276 and decrease in cash of $112,815 and other assets of $1,361,480. Liabilities increased by $15,134,267 from $2,033,558 as of August 31, 1999 to $17,167,825 as of August 31, 2000. The increase was primarily to increases in accounts payable and accrued expenses of $11,477,993, line of credit of $600,000, convertible note payable of $1,000,000, payroll and payroll related liabilities of $423,607, notes payable-related parties of $1,222,493, capital leases of $146,101 and other liabilities of $264,073. The increase in accounts payable and accrued expenses are associated with the increase in Internet service provider fees, third party costs associated with the implementation of software systems and systems costs and the costs of third party proprietary licenses. During the current fiscal year the Company borrowed from lines of credit and increased its notes payable from shareholders.

STOCKHOLDERS' (DEFICIT) EQUITY
         Stockholders' equity decreased by $11,139,932 from $906,485 as of August 31, 1999 to a deficit of ($10,233,447) as of August 31, 2000. The decrease is attributable to the current year net loss of $20,481,888 and dividends accrued on Preferred stock of $167,500, offset by the estimated fair market value of the non-cash issuance of common stock, options and warrants of $3,847,185, the issuance of Preferred A and common stock for $5,233,700 in cash, and the beneficial conversion feature of the convertible note payable of $428,571.

LIQUIDITY AND CAPITAL RESOURCES
GENERAL
         Overall, the Company had negative cash flows of $112,815 in fiscal year 2000 resulting from $7,213,111 of cash provided by the Company's financing activities, offset by $1,977,398 of cash used in operating activities and $5,348,528 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS
         Net cash used in operation activities of $1,977,398 in fiscal year 2000 was primarily due to the net loss of $20,481,888 and an increase in accounts receivable or $795,354; decrease in other assets of $16,341; offset partially by the increase of operating liabilities, principally accounts payable and accrued expenses of $10,210,142, payroll and related taxes of $423,607; accrued interest to related parties of $140,051; the fair market value of stock issued for salary of $29,794; the fair market value of stocks, options and warrants issued in exchange for services rendered of $2,992,213; warrants issued in connection with the convertible note payable of $53,333, beneficial conversion recorded as interest in connection with the convertible note payable of $428,571; depreciation and amortization expense of $944,844; and the loss on impairment of long-lived assets of $4,060,948.

CASH FLOWS FROM INVESTING
         Net cash used in investing activities of $5,348,528 in fiscal year 2000 funded purchases of property and equipment of $5,030,457, purchase of other assets of $78,441 and increase in deposits of $239,630.

CASH FLOWS FROM FINANCING
         Net cash provided by financing activities of $7,213,111 in fiscal year 2000 was primarily due to the proceeds from issuance of common stock of $655,500; issuance of convertible preferred stock of $4,578,200, net of offering costs of $421,900; borrowings on convertible note payable and line of credit of $1,600,000; borrowings on notes payable to related parties of $787,440; offset primarily by repayments on notes payable and capitalized leases obligations of $408,029.

         To date, we have satisfied our cash requirements primarily through debt and equity financings and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and to service our capital lease and debt financing obligations. The Company believes that it will generate positive cash flow from operations within the next twelve-month period. There can be no assurances that the Company will be successful in securing additional financing, and if secured, it will be sufficient to satisfy working capital needs.

LONG-TERM FINANCING
         The Company believes that its anticipated funds from operations will be insufficient to fund its working capital and other requirements through August 31, 2001. Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance its long-term operations ("Additional Funds"). Should the Company fail to raise the Additional Funds, the Company will have insufficient funds for the Company's intended operations for the next twelve months that may have a material adverse effect on the Company's long-term results of operations.

CONTINGENT LIABILITIES
         As of August 31, 2000, the Company has been billed approximately $2,744,000 from a third party, for consulting services in connection with the implementation of certain software programs. Since the Company decided not to pursue further implementation of such programs, the Company has expensed the entire amount under general and administrative expense in the accompanying statement of operations. The Company has retained the services of an outside consultant to examine the appropriateness of such services and related charges. As of August 31, 2000, the Company has accrued approximately $2,744,000 but has Made no payment towards this liability nor has the final payment amount been settled.

         As of May 31, 2000, the Company entered into an agreement with a software vendor for software licenses and promotional support with the intention of reselling these licenses to customers as part of our Managed Service offering. To date, the Company has not received the promotional support services portion of this agreement and has declared that the related assets do not provide any future benefit to the Company. As a result, the Company has recognized an impairment of $1,260,718 in the current fiscal year. The debt remains on the balance sheet within accounts payable and is currently being negotiated with the vendor.

         The Company has recorded an accrual for the past due payroll taxes of August 31, 2000 due to the under-payment of the Company's payroll tax liability. As a result, the Company has accrued approximately $441,000 related to payroll taxes in the accompanying balance sheet at August 31, 2000. The Company anticipates having this matter settled by August 31, 2001.

GOING CONCERN
         The Company's independent certified public accountants have stated in their report included in this Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

CAPITAL EXPENDITURES
         The Company has no capital expenditures of significance planned for the next twelve months.

INFLATION
         Management believes that inflation has not had a material effect on the Company's results of operations.

ITEM 7.  FINANCIAL STATEMENTS
         The consolidated financial statements and supplementary financial information that are required to be filed under this item are presented as an exhibit. Exhibits and Reports on Form 10-KSB in this document, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         On November 30, 2000, the Company filed on Form 8-K, reporting a change of its accountants. Timothy L Steers, CPA was previously the principal accountant for LMKI. On November 28, 2000 Timothy Steers, CPA was disengaged by LMKI as the principal accountant and Corbin & Wertz was engaged as the principal accountant to audit LMKI for the year ending August 31, 2000. The decision to change accountants was approved by the Company's Board of Directors. Corbin and Wertz did not provide any consultation to LMKI prior to being engaged as the Company's principal accountant.

         During the fiscal years ended August 31, 1998, 1999 and through the date of this report, there was no disagreements with Timothy L Steers, CPA on any matters of accounting principals or practices, financial statement disclosure or audit scope or proceeding, which disagreement, if not resolved to the satisfaction of Timothy Steers, CPA, would have caused them to make reference to the matter of such disagreement in connection with the Form 8-K, dated November 28, 2000.

         The Company had requested that Timothy L. Steers, CPA provide a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter is filed with the Form 8-K, dated November 30, 2000, incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The Board of Directors elects the executive officers of the Company annually. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company are as follows:

Name                       Age   Position(s)
--------------------------------------------------------------------------------

Bryan L. Turbow            32    Director, Chief Executive Officer, President,
                                   Chief Technology Officer

Chris Capadouca            36    Chief Information Officer

Barry W. Hall              52    Director, Chairman of the Board

Teresa M. Throenle         38    Director


         The following is a brief summary of the business experience of our executive officers and directors:

         BRYAN L. TURBOW has been a member of our Board of Directors since October 1999. In 1986 Mr. Turbow founded Mobilenetics and was its President and sole stockholder. Mobilenetics was a telecommunications consulting and systems integration company that merged with LMKI in June 1999.

         CHRIS CAPADOUCA brings to the Company more than 13 years of experience in the information technology (IT) field and a particular expertise in enterprise architecture and systems management. Before joining LMKI, Mr. Capadouca was an Enterprise Architect for EDS E.Solutions Customer Relationship Management (CRM) Practice, where he was responsible for architecture leadership and providing subject matter expertise to CRM engagements. Prior to EDS, Mr. Capadouca was a Manager of Technology and Lead Architect at MCI Systemhouse, the former consulting arm of MCI WorldCom purchased by EDS in February 1999. At MCI Systemhouse, Mr. Capadouca's responsibilities included enterprise-wide architecture strategy development and the implementation of distributed systems technologies for Fortune 500 clients.

         BARRY W. HALL is currently Executive Vice President, Chief Financial Officer of Styleclick, Inc, a NASDAQ-listed e-commerce services provider and on-line distributor of consumer products. Mr. Hall is the former CFO of EarthLink Network, Inc., one of the nation's leading publicly-traded Internet Service Providers and former Chairman and Chief Executive Officer of California Amplifier, Inc., a publicly-traded manufacturer and marketer of wireless communications components and subsystems. During his career, Mr. Hall has also served as Chief Financial Officer of L.A. Cellular (now AT&T Wireless). Mr. Hall holds a BA in Mathematics and an MBA from San Diego State University. Prior to business school, Mr. Hall served as a First Lieutenant in the United States Marine Corp and was selected for the rank of Captain.

         TERESA M. THROENLE is the Chief Financial Officer, SeaWest Financial Corporation, a financing company with a current loan portfolio of $125 million and a growth rate of 600% per year over the last three years and profitability growth of over 1200%. Ms. Throenle possesses over fourteen years of experience in executive financial management. Prior to joining SeaWest, Ms. Throenle founded Insight Financial Management, Inc., instructed for the University of Southern California-Business Expansion Network and taught for the Women's Enterprise Development Corp. Ms. Throenle holds a Master of Business Administration from Pepperdine University and a Bachelor of Science in Professional Accounting from California State University, Long Beach. Her professional affiliations include candidate membership in the California Society of Certified Public Accountants and the Association of Certified Fraud Examiners.

AGREEMENTS
         We entered into an employment agreement with Chris Capadouca in May 2000, pursuant to which he agreed to serve as our Chief Information Officer. This employment agreement has a three-year term and provided for base salary of $150,000, allowances for bonuses based upon goals and fringe benefits. The agreement provides for a maximum of twelve months of severance compensation, as defined, in certain cases of termination.

         We entered into an employment agreement with Leonard Kajimoto in June 2000, pursuant to which he agreed to serve as our Vice President of Operations. This employment agreement has a three-year term and provided for base salary of $140,000, allowances for bonuses based upon goals and fringe benefits. The agreement provides for a maximum of twelve months of severance compensation, as defined, in certain cases of termination.

         We entered into a severance agreement effective August 8, 2000 and restated and amended November 15, 2000, with our former Chairman and CEO as follows:

         o the Company agreed to pay the former Chairman and CEO a severance amount of $120,000 payable in twelve equal monthly installments beginning August 10, 2000. During fiscal 2000, the Company has made payments in the amount of $10,000 in connection with the severance liability. As of August 31, 2000, the Company has accrued the remaining undiscounted amount of $110,000 in accrued liabilities in the accompanying balance sheet;

         o subsequent to August 31, 2000, the Company and the former Chairman and CEO agreed to offset a note payable to the former Chairman and CEO with certain accounts receivable in the amount of $600,000 from SpeeDSL, a related party;

         o subsequent to August 31, 2000, the former Chairman and CEO agreed to return 15,000,000 shares of common stock and the Company would adjust his note payable to $2,127,000;

         o subsequent to August 31, 2000, the Company agreed to secure the note payable to the former Chairman and CEO with 5,000,000 shares of common stock from the current Chief Executive Officer; and

         o subsequent to August 31, 2000, the Company agreed the former Chairman and CEO agreed to cancel 2,000,000 options, which were outstanding at August 31, 2000.

         Effective August 8, 2000 the Company entered into a severance agreement with its former Chief Operating Officer ("COO"). The agreement requires the Company to pay the former COO a severance amount of $120,000 payable in twelve equal monthly installments beginning August 10, 2000. During fiscal 2000, the Company has made payments in the amount of $10,000 in connection with the severance liability. At August 31, 2000 the Company has accrued the remaining undiscounted amount of $110,000 in accrued liabilities in the accompanying balance sheet.

         In conjunction with these severance agreements, the former CEO and COO executed irrevocable proxies for third parties to vote their shares.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who hold more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. These individuals are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended August 31, 2000, all Section 16(a) filing requirements applicable to these individuals were complied with.

         During November 2000, it was discovered that the former CFO and beneficial owner (as defined by the Securities Exchange Act of 1934), had profited from purchases and subsequent sales of the Company's common stock held for less than six (6) months (a "short-swing" profit). Pursuant to Section 16(b) of the Securities Exchange Act of 1934, the Company acted to recover these profits from the former CFO. As a result, the Company received $16,380, which has been credited to additional paid-in capital as a contribution to shareholders' deficit.

ITEM 10.  EXECUTIVE COMPENSATION
         The Summary Compensation Table below sets forth information for services in all capacities, which we paid or accrued for the fiscal years ended August 31, 2000, 1999 and 1998. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the annual dollar value of salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or declared.

                               SUMMARY COMPENSATION TABLE
                                                                                LONG-TERM
                                                 ANNUAL                       COMPENSATION
                                 FISCAL       COMPENSATION       RESTRICTED    SECURITIES
                               YEAR ENDED   -----------------      STOCK       UNDERLYING       LTIP
NAME AND PRINCIPAL POSITION    AUGUST 31    SALARY($)  (BONUS)     AWARDS       OPTIONS        PAYOUTS  OTHER
---------------------------    ----------   ---------  -------   ----------   ------------     -------  -----
William Kettle (1)                2000      $120,000      -          -              -             -       -
Chairman of the Board             1999      $   -         -          -          3,000,000(5)      -       -
Of Directors and                  1998      $   -         -       4,000,000     4,000,000         -       -
Chief Executive Officer

Bryan L. Turbow (2)               2000      $120,000      -          -              -             -       -
Director                          1999      $120,000      -          -              -             -       -
President and                     1998      $   -         -          -              -             -       -
Chief Technology Officer

Adela M. Kettle (3)               2000      $120,000      -          -              -             -       -
Director                          1999      $   -         -          -              -             -       -
Chief Operations Officer          1998      $   -         -          -              -             -       -

John Diehl (4)                    2000      $120,000      -          -            200,000         -       -
Director                          1999      $   -         -          -            500,000         -       -
Chief Financial Officer           1998      $   -         -          -              -             -       -

Chris Capadouca                   2000      $150,000      -          -            350,000         -       -
Director                          1999      $   -         -          -              -             -       -
Chief Information Officer         1998      $   -         -          -              -             -       -

Leonard Kajimoto                  2000      $140,000      -          -            150,000         -       -
Vice President, Operations        1999      $   -         -          -              -             -       -
                                  1998      $   -         -          -              -             -       -

---------------
(1) During the year ended August 31, 2000, Mr. William Kettle resigned from his position as Chairman of the Board and Chief Executive Officer.

(2) During the year ended August 31, 2000, Mr. Bryan L. Turbow was appointed Interim Chief Executive Officer upon the resignation of Mr. William Kettle.

(3) During the year ended August 31, 2000, Mrs. Adela M. Kettle resigned from her position as Director and Chief Operations Officer.

(4) During the year ended August 31, 2000, Mr. John Diehl resigned from his position as Director and Chief Financial Officer.

(5) During fiscal 2000, Mr. Kettle agreed to cancel 1,000,000 of his stock options outstanding.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
         The following table provides information on option grants for the fiscal year ended August 31, 2000 to individuals named in our Summary Compensation table above. No stock appreciation rights ("SAR's") were awarded in fiscal 2000.

                                INDIVIDUAL GRANTS
                                          % OF TOTAL
                                        OPTIONS GRANTED         EXERCISE
                       OPTIONS           TO EMPLOYEES           PRICE PER       EXPIRATION
NAME                  GRANTED(#)        IN FISCAL YEAR            SHARE            DATE
---------------       ----------        ---------------         ---------       ----------
John Diehl(1)           200,000                8%                $4.531          11/25/01
Chris Capadouca         350,000               14%                $7.000          04/16/03
Leonard Kajimoto        150,000                6%                $3.940          05/30/03

-----------
(1) During fiscal 2000, Mr. John Diehl resigned as Director and Chief Financial Officer. As a result of his resignation the granted options cannot not be exercised after 30 days.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUE
                                                     NUMBER OF SECURITY
                             NUMBER                  UNDERLYING UNEXERCISED       VALUE OF UNERCISABLE
                             OF                      OPTIONS/SARS AT FISCAL       IN THE MONEY OPTIONS/SARS
                             SHARES       VALUE      YEAR END                     AT FISCAL YEAR END (2)
       NAME                  ACQUIRED    REALIZED    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
       -------------------   ---------  ----------   -------------------------    -------------------------
       William Kettle        4,000,000  $8,376,000      2,000,000 /    -           $3,562,000 / $    -
       John Diehl              500,000  $4,765,500        200,000 /    -           $    -     / $    -
       Chris Capadouca           -      $   -             100,000 / 250,000        $    -     / $    -
       Leonard Kajimoto          -      $   -               -     / 150,000        $    -     / $    -


DIRECTOR'S COMPENSATION
-----------------------
       The directors of the Company are presently receiving no compensation for time and responsibilities.

2000/1999 STOCK OPTION PLANS
----------------------------
         In February 2000, the Company's Board of Directors and majority shareholders approved the LMKI, Inc. 2000 Stock Option Plan ("the 2000 plan"), effective March 1, 2000. An aggregate of 5,000,000 shares of common stock are reserved for issuance under the 2000 plan. The exercise price for each option shall be equal to 85% to 110% of the fair market value of the common stock on the date of grant, as defined, and shall vest over no more than a five-year period. The plan shall terminate ten years after its adoption by the Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

         During fiscal 2000, the Board of Directors granted to various employees, pursuant to the 2000 plan, an aggregate of 1,101,300 options (net of 407,570 options that were issued and cancelled during fiscal 2000) at exercise prices ranging from $1.30 to $10.875 (based on the closing bid price of the Company's common stock on the date of each grant). The options vest through August 2003 and are exercisable through August 2005.

         On November 7, 1999 the Company's Board of Directors and majority shareholders approved the LMKI, Inc. Amended and Restated 1999 Stock Option Plan ("the 1999 plan"), effective April 13, 2000. An aggregate of 5,000,000 shares of common stock are reserved for issuance under the 1999 plan. The exercise price for each option shall be equal to 85% to 110% of the fair market value of the common stock on the date of grant, as defined, and shall vest over no more than a five-year period. The plan shall terminate ten years after its adoption by the Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

         During fiscal 2000, the Board of Directors granted to various employees, pursuant to the 1999 plan, an aggregate of 1,276,560 options (net of 643,800 options that were issued and cancelled during fiscal year 2000) at exercise prices ranging from $4.531 to $15.00 (based on the closing bid price of the Company's common stock on the date of each grant). The options vest through January 2003 and are exercisable through January 2005. In addition, the Board of Directors granted to various employees, pursuant to the 1999 plan, an aggregate of 103,600 options (net of 13,000 issued and cancelled during fiscal year 2000) at an exercise price of $4.00 resulting in $55,012 of compensation expense to be charged to the Company over the two year vesting period under APB 25, of which, none was charged during fiscal 2000.


ITEM 11. SECURITY OWNERSHIP OF EXECUTIVE OFFICERS, DIRECTORS AND BENEFICIAL OWNERS OF GREATER THAN 5% OF OUR COMMON STOCK

         The following table sets forth information with respect to the beneficial ownership of our common stock owned, as of January 8, 2001 by:

         o        holders of more than 5% of our common stock;
         o        each of our directors;
         o        our executive officers; and
         o        all directors and executive officers of the Company as a group

         As of August 31, 2000, an aggregate of 42,288,367 shares of our common stock were issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all options and warrants to acquire our common stock which have been issued to the directors, executive officers and the holders of more that 5% of our common stock and are fully vested or will become fully vested within 60 days of the date of this Annual Report have been exercised by these individuals and the appropriate number of shares of our common stock have been issued to these individuals.

                                               LMKI, INC. COMMON STOCK
                                        --------------------------------------
NAME AND ADDRESS OF                      AMOUNT AND NATURE OF       PERCENT OF
 BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP(1)        CLASS
-------------------                     -----------------------     ----------
William J. Kettle                               2,970,000               7.1%
3355 Michelson Dr., Suite 300
Irvine, CA  92626

Bryan L. Turbow                                12,000,000              28.4%
3355 Michelson Dr., Suite 300
Irvine, CA  92626

John W. Diehl                                     875,000(2)            2.1%
3355 Michelson Dr., Suite 300
Irvine, CA  92626

Christopher A. Capadouca                          350,000(3)             *
3355 Michelson Dr., Suite 300
Irvine, CA  92626

Barry W. Hall                                     150,000(4)             *
3355 Michelson Dr., Suite 300
Irvine, CA  92626

Teresa M. Throenle                                  25,000(5)            *
3355 Michelson Dr., Suite 300
Irvine, CA  92626

All directors and executive
officers of the Company as
a group                                         16,370,000             38.7%
-------------
*  Less than one percent (1%)

1. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

2. Includes 200,000 shares of our common stock issuable upon exercise of vested options. Represents options issued 11/26/1999 in accordance with the 1999 Stock Option Plan.

3. Includes 350,000 shares of our common stock issuable upon exercise of vested options. Represents options issued 4/17/2000 in accordance with the 2000 Stock Option Plan.

4. Includes 150,000 shares of our common stock issuable upon exercise of vested options. Represents options issued 8/14/2000 in accordance with the 2000 Stock Option Plan.

5. Includes 25,000 shares of our common stock issuable upon exercise of vested options. Represents options issued 5/31/2000 in accordance with the 2000 Stock Option Plan.


ITEM 12. TRANSACTIONS WITH OFFICERS AND DIRECTORS AND OTHER BUSINESS
         RELATIONSHIPS
         In May 1998, the Company issued 2,000,000 shares of common stock to the then Chairman and CEO in exchange for $100 and a communications equipment lease. Management of the Company valued the shares grants at $.075 per share, which represented an 86.7% discount from the closing bid price of the Company's common stock at the date of grant. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded capitalized lease costs totaling $40,200 during the year ended August 31, 1998 as a result of these grants.

         In December 1998, the Board of Directors authorized the issuance of 4,000,000 shares of common stock to the then Chairman and CEO of the Company in exchange for compensation. Management of the Company valued the shares granted to its chairman at $.015 per share, which represented a 50.0% discount from the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded compensation expense totaling $62,000 during the year ended August 31, 1999 as a result of the grant.

         Also in March 1999, the Company issued 1,000,000 shares of common stock to the son of the then Chairman and CEO in exchange for communication software developed specifically for the Company. Management of the Company valued the shares grants at $.09 per share, which represented no discount form the closing bid price of the Company's common stock at the date of grant. The Company recorded capitalized software costs totaling $90,000 during the year ended August 31, 1999 as a result of this grant.

         During fiscal year 1999, the then Chairman and CEO advanced $797,680 to the Company for working capital purposes. The notes payable bear interest at 10% per annum.

         During fiscal 2000, the then Chairman and CEO of the Company entered into a verbal contract with SpeeDSL, which is owned and operated by the son of the then Chairman and CEO, to be a reseller of access services. During fiscal 2000, the Company invoiced SpeeDSL approximately $593,000 for access services fees, of which, $580,000 is included in accounts receivable in the accompanying Balance Sheet at August 31, 2000. Cost incurred by LMKI for such services were approximately $988,000, including approximately $395,000 of physical routers that are at customer locations, which the Company intends to recover or be reimbursed for from SpeeDSL.

        During fiscal 2000, the Company borrowed approximately $1,535,990 from certain officers and stockholders. The borrowings bear interest at rates ranging from 8% to 21%.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     -----
Reports of Independent Audtors' . . . . . . . . . . . . . . . . . .   F-1

Consolidated balance sheet. . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated statements of operations for two years
ended August 31, 2000 and 1999. . . . . . . . . . . . . . . . . . .   F-4

Consolidated statements of stockholders' deficit
for two years ended August 31, 2000 and 1999. . . . . . . . . . . .   F-5

Consolidated statements of cash flows for two years
ended August 31, 2000 and 1999. . . . . . . . . . . . . . . . . . .   F-6

Notes to consolidated financial statements. . . . . . . . . . . . .   F-8

INDEX TO EXHIBITS

EXIBIT NO       DESCRIPTION

   1. Notice of $35 million investment agreement from Swartz Private Equity, LLC, dated December 02, 1999.

   2.          Notice of $5 million Private Placement Commitment, dated
               December 3, 1999.

   3. Notice from The Nasdaq Stock Market ("Nasdaq") on the Company's application, dated July 28, 2000.

   4. Notice of Chairman, Chief Executive Officer and Chief Operations Officer Resignations, date August 16, 2000.


   5.          Exhibits and Reports on Form 8-K

               (a) Exhibit Table:

                   EX-27  Financial Data Schedule

               (b) Form 8-K:

                   1.      Resignation of registrant's Director,
                           dated, November 3, 2000.

                   2. Notice of amended agreement with former Chairman and Chief Executive Officer, dated, November 28, 2000.

                   3.      Notice of change of accounting firms
                           dated, November 30, 2000.

                   The above reports on Form 8-K have been filed during the last quarter (June 1, 2000 through August 31, 2000).

                                  [SIGNATURES]

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 16, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LMKI, INC. (Registrant)

Signature                           Title                       Date
---------                           -----                       ----

/S/ Bryan L. Turbow                 Director and                January 16, 2001
--------------------------------    Chief Executive Officer
Bryan L. Turbow


/S/ Teresa M. Throenle              Director                    January 16, 2001
--------------------------------
Teresa M. Throenle

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of LMKI, Inc:

         We have audited the accompanying consolidated balance sheet of LMKI, Inc. (the "Company") and subsidiaries as of August 31, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LMKI, Inc. at August 31, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred significant operating losses in the last two years, has a working capital deficit of $13,345,607, negative cash flows from operations, liabilities from the underpayment of payroll taxes, non-compliance with certain restrictive covenants and a stockholders' deficit of $10,233,447 at August 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                     /s/ CORBIN & WERTZ


Irvine, California
January 10, 2001
                                     F-1

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of LMKI, Inc:

         We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of LMKI, Inc. (the "Company") and subsidiaries for the year ended Augsut 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of LMKI, Inc. and subsidiaries for the year ended August 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ TIMOTHY L. STEERS, CPA



Portland, Oregon
May 12, 2000
                                     F-2

                                    LMKI Inc.
                           Consolidated Balance Sheet


                                                                  August 31,
                                                                --------------
                                                                     2000
                                                                --------------
ASSETS
  Current assets:
    Cash                                                        $      12,877
    Accounts receivable, net of allowance for
      doubtful accounts of $50,000                                  1,633,204
                                                                --------------
         Total current assets                                       1,646,081

    Property and equipment, net                                     4,935,343

    Deposits and other assets                                         352,954
                                                                --------------
                                                                $   6,934,378
                                                                ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities:
    Accounts payable and accrued liabilities                    $  12,477,312
    Line of credit                                                    600,000
    Convertible note payable                                        1,000,000
    Accrued payroll and related liabilities                           557,356
    Accrued dividends payable                                         131,155
    Accrued interest payable to related parties                       143,163
    Current portion of capital lease obligations                       82,702
                                                                --------------
         Total current liabilities                                 14,991,688

  Obligations under capital lease, net of current portion             155,964
  Related party notes payable                                       2,020,173
                                                                --------------
         Total liabilities                                         17,167,825
                                                                --------------

  Stockholders' deficit:
    Series A 6% convertible preferred stock,
     $.001 par value; 5,000 shares authorized,
     4,000 issued and outstanding; liquidation
     preference and accrued dividends of $4,131,155                         4
    Common stock, $.001 par value;
     50,000,000 shares authorized,
     42,288,367 shares issued and outstanding                          42,289
    Additional paid-in capital                                     15,397,404
    Accumulated deficit                                           (25,673,144)
                                                                --------------
         Total stockholders' deficit                              (10,233,447)
                                                                --------------
                                                                $   6,934,378
                                                                ==============

                      See independent auditors' reports and
             accompanying notes to consolidated financial statements
                                     F-3


                                        LMKI, INC.
                           Consolidated Statements of Operations

                                                              Years Ended August 31,
                                                          -----------------------------
                                                              2000            1999
                                                          -------------   -------------
Net sales                                                 $  7,987,552    $  1,598,076

Cost of goods sold                                           5,670,287         922,589
                                                          -------------   -------------
    Gross profit                                             2,317,265         675,487
                                                          -------------   -------------

Operating expenses:
     Selling                                                 3,734,492         111,903
     General and administrative                             14,228,013       1,406,209
     Loss on impairment of long-lived assets                 4,060,948             -
                                                          -------------   -------------
         Total operating expenses                           22,023,453       1,518,112

                                                          -------------   -------------
Loss from operations                                       (19,706,188)       (842,625)

Interest expense                                               773,300          18,736
                                                          -------------   -------------

Loss before provision for income taxes                     (20,479,488)       (861,361)

Provision for income taxes                                       2,400           2,400
                                                          -------------   -------------

Net loss                                                  $(20,481,888)   $   (863,361)
                                                          =============   =============

Net loss available to common stockholders per share       $      (0.68)   $      (0.03)
                                                          =============   =============

Basic/diluted weighted average common shares
  outstanding                                               36,524,870      28,792,000
                                                          =============   =============

                      See independent auditors' reports and
             accompanying notes to consolidated financial statements
                                     F-4


                                                  LMKI, Inc.
                               Consolidated Statements of Stockholders' Deficit

                                   Common Stock       Preferred Stock    Additional                     Total
                                  ----------------    ----------------     Paid-in    Accumulated   Stockholders'
                                  Shares    Amount    Shares    Amount     Capital      Deficit        Deficit
                               ----------------------------------------------------------------------------------
Balance at August 31, 1998      19,986,666  $19,987        -    $   -    $   115,155  $   (99,995)   $    35,147

Estimated fair market value
 of common stock issued
 for services rendered             800,000      800        -        -         97,600          -           98,400
Estimated fair market value
 of common stock issued
 for compensation               4,329,000     4,329        -        -        132,370          -          136,699
Estimated fair market value
 of common stock issued
 for equipment                   1,000,000    1,000        -        -         89,000          -           90,000
Estimated fair market value
 of common stock issued for
 purchase of Mobilenetics       10,000,000   10,000        -        -      1,390,000          -        1,400,000
Estimated fair market value
 of options issued for
 services                              -        -          -        -         10,000          -           10,000
Net loss                               -        -          -        -            -       (863,761)      (863,761)
                                ----------  -------  ---------  -------  -----------  -------------  ------------
Balance at August 31, 1999      36,115,666   36,116        -        -      1,834,125     (963,756)       906,485

Issuance of Series A 6%
 convertible preferred Stock
 for cash, net of commission
 paid of $421,900                      -        -        5,000       5     4,578,195          -        4,578,200
Preferred stock dividend
 imputed due to beneficial
 conversion feature of
 preferred stock                       -        -          -       -       4,060,000   (4,060,000)           -
Accrued preferred stock
 dividends                             -        -          -       -             -       (167,500)      (167,500)
Conversion of preferred
 stock, including $36,345
 of accrued dividends              343,539      344     (1,000)     (1)       36,002          -           36,345
Estimated fair market value
 of warrants issued with
 convertible note payable             -         -          -       -          53,333          -           53,333
Interest imputed due to
 beneficial conversion
 feature of convertible
 note payable                          -        -          -       -         428,571          -          428,571
Estimated fair market value
 of common stock issued for
 purchase of Color Networks         75,000       75        -       -         599,925          -          600,000
Estimated fair market value
 of options and warrants
 issued for services and
 acquisitions                          -        -          -       -       3,065,768          -        3,065,768
Issuance of common stock
 for cash                          738,462      738        -       -         599,262          -          600,000
Estimated fair market value
 of common stock issued for
 compensation                        3,900        4        -       -          29,790          -           29,794
Estimated fair market value
 of common stock issued for
 services                           11,800       12        -       -          46,433          -           46,445
Exercise of stock options        5,000,000    5,000        -       -          66,000          -           71,000
Net loss                               -        -          -       -             -     (20,481,888)  (20,481,888)
                                ---------------------------------------------------------------------------------
Balance at August 31, 2000      42,288,367  $42,289      4,000  $    4   $15,397,404  $(25,673,144) $(10,233,447)
                                =================================================================================

                                     See independent auditors' reports and
                            accompanying notes to consolidated financial statements

                                                    F-5

                                   LMKI, INC.
                      Consolidated Statements of Cash Flows

                                                       Year ended August 31,
                                                   -----------------------------
Cash flow from operating activities:                   2000            1999
                                                   -------------   -------------
Net loss                                           $(20,481,888)   $   (863,761)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                        464,244          36,585
    Amortization of goodwill                            480,600          88,353
    Loss on impairment of long-lived assets           4,060,948             -
    Estimated fair market value of stock,
     options and warrants issued for services         2,992,213          10,000
    Estimated fair market value of stock
     issued for wages                                    29,794         235,099
    Beneficial conversion on convertible
     note payable                                       428,571             -
    Warrants issued in connection with
     convertible note payable                            53,333             -
    Changes in operating assets and liabilities:
      Net of acquisitions:
        Accounts receivable                            (795,354)       (676,509)
        Other assets                                     16,341             -
        Accounts payable and accrued liabilities     10,210,142         412,588
        Accrued payroll and related liabilities         423,607         125,660
        Other accrued liabilities                           -             1,903
        Accrued interest on related party
         notes payable                                  140,051           3,112
                                                   -------------   -------------
  Net cash used in operating activities              (1,977,398)       (626,970)
                                                   -------------   -------------
Cash flows from investing activities:
  Cash acquired in acquisition of Mobilenetics              -             3,512
  Deposits                                             (239,630)            -
  Purchases of other assets                             (78,441)            -
  Purchases of property and equipment                (5,030,457)            -
                                                   -------------   -------------
  Net cash (used in) provided by
   investing activities                              (5,348,528)          3,512
                                                   -------------   -------------
Cash flow from financing activities:
  Net proceeds from issuance of common stock and
    exercise of stock options                           655,500             -
  Net proceeds from issuance of convertible
    preferred stock, net of commission of $421,900    4,578,200             -
  Net change in line of credit                          600,000             -
  Proceeds from related party notes payable             787,440         797,680
  Proceeds from convertible note payable              1,000,000             -
  Repayment on related party notes payable             (313,497)            -
  Repayment on capitalized leases                       (94,532)            -
  Repayment on short-term and long-term debt                -           (52,302)
                                                   -------------   -------------
  Net cash provided by financing activities           7,213,111         745,378
                                                   -------------   -------------
Net (decrease) increase in cash                        (112,815)        121,920
Cash at beginning of year                               125,692           3,772
                                                   -------------   -------------
Cash at end of year                                $     12,877    $    125,692
                                                   =============   =============
Supplemental cash flow disclosures:
  Cash paid during the year for interest           $    151,000    $     15,624
                                                   =============   =============
  Cash paid during the year for taxes              $      2,400    $        -
                                                   =============   =============

                      See independent auditors' reports and
             accompanying notes to consolidated financial statements

Supplemental disclosure on non-cash investing and financing activities:
-----------------------------------------------------------------------

During the year ended August 31, 2000, the Company incurred capital lease obligations in the amount of $240,633 for the acquisition of property and equipment.

See accompanying notes to consolidated financial statements for additional non-cash investing and financing activities.






                      See independent auditors' reports and
             accompanying notes to consolidated financial statements

                                   LMKI, Inc.
                   Notes to Consolidated Financial Statements
                     For the year ended August 31, 2000.

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
---------------------------
         LMKI, Inc. (the "Company" or "LMKI") is a Nevada corporation engaged in providing high-speed Internet access, data, voice and video streaming services to individuals and businesses.

Going Concern
-------------
         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $13,345,607, negative cash flows from operations, liabilities from underpayment of payroll taxes (see Note 6), a stockholders deficit of $10,233,447, significant losses from operations through August 31, 2000 and non-compliance with restrictive covenants, among other matters, that raise substantial doubt about its ability to continue as a going concern.

         The Company's continued existence is dependent upon several factors including the Company's ability to fund operations and restructure liabilities and debt.

         The Company's near and long-term operating strategies focus on exploiting existing and potential competitive advantages while eliminating or mitigating competitive disadvantages. In response to current market conditions and as a part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company to compete and operate under current market conditions.

         Several completed and ongoing initiatives, which the Company hopes to accomplish, are as follows:

o Since August 2000, the Company has refocused its target market including its type of clients and services provided. The Company is shifting away from low margin single line users towards multiple line users that require additional managed services. This market strategy should increase profitability.

o Also since August 2000 the Company has significantly reduced its work force. These head count reductions relate to the market strategy referred to above and are expected to significantly reduce overall operating expense on an annualized basis.

o Additionally, the Company is aggressively pursuing other cost cutting programs to achieve positive cash flow from operations in the very near future.

o The Company is currently working on restructuring liabilities and debt to maximize cash flows. The Company is also exploring various fundraising alternatives.

o Since July 2000 (under previous executive management) the Company has been delinquent on paying payroll taxes (see Note 6). The Company is in the process of negotiating a repayment plan.

         Current market conditions have affected and are continuing to affect the Company's operating results and liquidity. The Company operates within an industry that is subject to rapid technological change and intense competition. During the months ahead, the Company will be forced to make difficult decisions regarding, among other things, the future direction and capital structure at the Company. The Company has retained financial and legal advisors who are reviewing the financial alternatives available to the Company.

         Management of the Company hopes that the results of operations combined with available working capital, including a commitment obtained subsequent to August 31, 2000 from a financial institution for funds (see Note 12), will be sufficient to fund future operations. In the absence of significant revenues, profits, and increased working capital, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending August 2001. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operations results.

         These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentations
----------------------
         The consolidated financial statements include the accounts of LMKI, Inc. and its wholly owned subsidiaries; Mobilenetics Corp. ("Mobilenetics"), Landmark Communications, Inc. ("Landmark") and Color Networks, Inc. ("Color Networks"). All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by management are, among others, provisions for losses on accounts receivable and payroll tax liabilities.

Fair Value of Financial Instruments
-----------------------------------
         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"): "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of August 31, 2000 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit and notes payable. The fair value of related party notes payable is not determinable as the borrowings are with a related party.

Property and Equipment
----------------------
         Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to seven years. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful life or the term of the lease. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the statement of operations. As of August 31, 2000, the Company assessed certain equipment to be impaired and wrote off these remaining balances (see below).

Intangible Assets
-----------------

         Intangible assets included goodwill that represented the excess of the purchase price over the estimated fair value (see Note 3). Goodwill was amortized using the straight-line method over a period of 5 years. Regularly, the Company assesses the intangible assets for impairment based on recoverability of the balances from expected future operating cash flows on an undiscounted basis. As of August 31, 2000, the Company assessed the goodwill to be impaired and wrote off the remaining balances (see below).

Impairment of Long-Lived Assets
-------------------------------

         The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At August 31, 2000, management determined that the Company's long-lived assets have been impaired as follows:

o Management wrote down the value of certain property and equipment obtained in connection with the acquisition of Color Networks (see Note
         3). Due to the goodwill associated with the acquisition being impaired and the related assets providing no future benefit, the Company recognized an impairment loss of approximately $135,000 on the related property and equipment (see Notes 3 and 4), in the accompanying statement of operations.

o Management wrote off the value of all of its intangible assets in fiscal year 2000. The Company recognized impairment losses of approximately $2,667,000 (see Note 5), in the accompanying statement of operations.

o Based upon the uncertainties in the realizability in certain other assets, the Company wrote off the value of software licenses in fiscal year 2000. The Company recognized an impairment loss of approximately $1,261,000 (see Note 6) in the accompanying statement of operations.

         Management believes that the impairment losses recognized on long-lived assets, including property and equipment, intangible assets, and other assets, are adequate. There can be no assurance, however, that market conditions will not change which could result in additional future long-lived asset impairments.

Deferred Revenue
----------------

         Deferred revenue represents billings in advance for fees related to high-speed Internet access, data, voice and video services relating to future periods. The Company recognizes deferred revenue in the statement of operations as the service is provided. The Company has billed but not recognized approximately $1,355,000 of deferred revenue as the related services have not yet been performed as of August 31, 2000.

Revenue Recognition
-------------------

         Fees for high-speed Internet access, data, voice and video services are recognized as services are provided.

Advertising
-----------

         The Company expenses the cost of advertising when incurred as selling expense. Advertising expenses were approximately $173,000 and $11,000 for the fiscal years ended August 31, 2000 and 1999, respectively.

Income Taxes
------------

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109 deferred tax assets and liabilities are recognized for the expected tax consequences of attributable differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Loss Per Share
--------------

         The Company has adopted Statement of Accounting of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. The Company net loss has been increased for the effect of accrued dividends to preferred stockholders and the effect of the preferred stockholder beneficial conversion feature (see Note 11). Stock options and warrants outstanding are not considered common stock equivalents, as the affect on net loss per share would be anti-dilutive.

Stock-Based Compensation
------------------------

         The Company accounts for non-employee stock based compensation under Statement of Financial Accounting Standard No. 123 ("SFAS 123"), SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25("APB 25"), "Accounting for Stock issued to Employees". Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25 (see Note 8).

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25 (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

Concentration Risk
------------------

         The Company grants credit to customers within the United States and do not require collateral. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Two customers accounted for approximately 25% of total product sales for fiscal 2000. There were no such sales concentrations for fiscal 1999. At August 31, 2000 one customer accounted for approximately 15% of accounts receivable.

Risks and Uncertainties
-----------------------

         The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

Segment Information
-------------------

         The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company views its operations and manages its business as principally one segment.

Comprehensive Income
--------------------

         The Company has adopted Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations as the Company has no items of comprehensive income.

Recent Accounting Pronouncements
--------------------------------

         The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact, if any, the adoption of this standard will have on its results of operations, financial position or cash flows.

         In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus state that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." The Company does not expect the adoption of EITF 00-2 to have a material effect on its financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

Reclassifications
-----------------

         Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.

NOTE 3.  BUSINESS COMBINATIONS

         Effective June 1, 1999, the Company acquired Mobilenetics Corp. ("Mobilenetics"), in a business combination accounted for as a purchase. Mobilenetics is a provider of communications consulting and systems integration services that primarily involve Internet and network solutions. It services a diverse base of customers that are located primarily in California. Prior to the business combination, the majority stockholder of Mobilenetics was a stockholder of the Company and Mobilenetics provided communications equipment to the Company under a capitalized lease agreement. The Company issued 10,000,000 shares of its restricted common stock in exchange for all of the outstanding shares of Mobilenetics. The shares issued for Mobilenetics were valued at $1,400,000 ($0.14 per share), which represented 50% of the closing bid price of the Company's common stock on the date of issuance (see Note 8). Management of the Company estimated the value of the Company's shares exchanged after considering the restricted nature of the stock, the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         The acquisition of Mobilenetics is summarized as follows:

         Assets acquired                                         $  141,810
         Liabilities assumed                                       (508,872)
                                                                 -----------
         Fair value of net assets acquired                         (367,062)
         Fair value of consideration tendered                     1,400,000
                                                                 -----------
         Goodwill assigned to acquisition                        $1,767,062
                                                                 ===========

       The results of operations of Mobilenetics are included in the accompanying consolidated financial statements as of June 1, 1999. The following pro forma summary presents consolidated results of operations as if Mobilenetics had been acquired as of the beginning of the Company's 1999 fiscal year:

                                                                   Year ended
                                                                   August 31,
                                                                      1999
                                                                  ------------
         Net sales                                                $ 2,433,400
         Net loss                                                  (1,043,500)

         Loss per common share                                           (.04)


         The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results of the operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of September 1, 1998 or which may be obtained in the future. The balance of the goodwill at August 31, 2000 was written off when the Company determined that the goodwill was not recoverable from future cash flows of the Mobilenetics assets (see Note 2).

         Effective December 6, 1999, the Company acquired Color Networks, Inc. ("Color Networks"), in a business combination accounted for as a purchase. Color Networks is a provider of communications consulting and systems integration services. It services a diverse base of customers that are located primarily in California. The Company issued 75,000 shares of restricted common stock (see
Note 8) in consideration for 100% of the issued and outstanding shares of common stock of Color Networks. The fair market value of the stock issued was $8.00 per share (based on the closing bid price of the Company's common stock on date of grant), for consideration totaling $600,000. In addition, the Company issued options to two officers of Color Networks to purchase 15,000 shares of common stock of the Company at an exercise price of $8.00 per share with a fair market value of $120,000 (estimated by the Company based on the Black-Scholes option pricing model). The options vested immediately and expire December 5, 2004. Due to Color Networks operations being immaterial to those of the Company for the three months ended September 1999 through December 6, 1999, no pro forma financial statements are presented for the year ended August 31, 2000.

       The acquisition of Color Networks can be summarized as follows:

       Assets acquired                                           $    411,884
       Liabilities assumed                                         (1,160,434)
                                                                 -------------
       Fair value of net assets acquired                             (748,550)
       Fair value of consideration tendered                           720,000
                                                                 -------------
       Goodwill assigned to acquisition                          $  1,468,550
                                                                 =============

         The results of operations of Color Networks are included in the accompanying consolidated financial statements from December 6, 1999. The balance of the goodwill at August 31, 2000 was written off when the Company determined that the goodwill was not recoverable from future cash flows of the Color Networks assets (see Note 2).

NOTE 4.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of August 31, 2000:

         Computer equipment                                         $ 3,867,999
         Equipment                                                    1,636,584
         Furniture & fixtures                                            21,127
         Leasehold improvements                                          12,046
                                                                    ------------
                                                                    $ 5,537,756
         Less: Accumulated depreciation and
               Impairment loss                                         (602,413)
                                                                    ------------
                                                                    $ 4,935,343
                                                                    ============

         Depreciation expense related to property and equipment, including equipment under capital leases, was $464,244 and $36,585 for the fiscal years ended August 31, 2000 and 1999, respectively.

NOTE 5.  INTANGIBLE ASSETS

         Intangible assets consisted of goodwill associated with the acquisitions of Color Networks and Mobilenetics (see Note 3). The Company assessed the intangible assets for impairment at year-end based on recoverability of the balances from expected future operating cash flows on an undiscounted basis. As of August 31, 2000, the Company assessed the goodwill to be impaired and wrote off the remaining balances (see Notes 2 and 3).

                                                 Mobilenetics     Color Networks
                                                 ------------     --------------

         Goodwill                                $ 1,767,062      $   1,468,550
         Accumulated amortization                   (441,765)          (127,188)
                                                 ------------     --------------
                                                   1,325,297          1,341,362
         Less impairment loss                     (1,325,297)        (1,341,362)
                                                 ------------     --------------
         Balance, August 31, 2000                $         -      $           -
                                                 ============     ==============

         Total amortization expense related to Goodwill was $480,600 and $88,353 for the fiscal years ended August 31, 2000 and 1999, respectively.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Leases
------

         The Company is a lessee of certain property and equipment under capital lease agreements that expire on various dates through August 2004. Terms of the leases require monthly payments ranging from $830 to $2,420, including interest ranging from 18% to 28%. The asset and liability under capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets.

         In addition, the Company leases certain property and equipment under operating lease agreements, which expire on various dates through August 2004 and provide for monthly lease payments ranging from $630 to $55,500. The Company lease for its facilities expires on March 31, 2001; however, the Company is in the process of negotiating a lease for a new facility.

         The future minimum annual lease payments under these agreements as of August 31, 2000 are as follows:

                                                      CAPITAL          OPERATING
                                                      LEASES             LEASES            TOTAL
                                                     ----------        ----------       ----------
         2001                                        $  126,000        $1,720,000       $1,846,000
         2002                                           117,000         1,271,000        1,388,000
         2003                                            59,000           433,000          492,000
         2004                                            10,000             8,000           18,000
         2005                                              -                 -                -
         Thereafter                                        -                 -                -
                                                     -----------       -----------      -----------
         Total minimum lease payments                $  312,000        $3,432,000       $3,744,000
                                                                       ===========      ===========
         Less: amount representing interest              73,334
                                                     -----------
         Present value of minimum lease payments        238,666
         Less:  current portion                          82,702
                                                     -----------
         Long-term capitalized lease obligation      $  155,964
                                                     ===========

         Rent and equipment expense under operating leases for the fiscal years ended August 31, 2000 and 1999 was $890,069 and $11,050, respectively. Interest expense incurred pursuant to the capital lease obligations was $67,212 and $7,216 for the fiscal years ended August 31, 2000 and 1999, respectively.

         The following is an analysis of the leased equipment under capital leases as of August 31, 2000, which is included in property and equipment (see
Note 4).

                                    Computer equipment              $  285,020
                                    Accumulated depreciation           (55,970)
                                                                    -----------
                                                                    $  229,050
                                                                    ===========

Line of Credit
--------------

         In February 2000, the Company entered into a revolving line of credit agreement (the "Line") with a financial institution. The Line bears interest at the prime rate (8.75% at August 31, 2000) plus 2% per annum. The Line is secured by substantially all of the Company's assets. The terms of the agreement provide for borrowings of up to the lesser of $600,000 or the aggregate of 80% of eligible accounts receivable, as defined. At August 31, 2000, the Company's outstanding borrowings totaled $600,000. The Line requires the Company to maintain certain net worth and solvency ratio covenants, which the Company was not in compliance with as of August 31, 2000. The Line matures on February 15, 2001. Interest expense incurred on the line totaled $30,000 for the fiscal year ended August 31, 2000.

Convertible Note Payable
------------------------

         In May 2000, the Company entered into a convertible note agreement (the "Note") with a financial institution for $1,000,000 which is secured by substantially all of the Company's assets. The Note, bearing interest at the prime rate (8.75% at August 31, 2000) plus 2%, was due August 3, 2000, and is convertible to common stock if not paid by August 3, 2000, at a share price equal to the lesser of the share price on the date of the agreement or at a 30% discount of the share price on the date of conversion. Due to the beneficial conversion feature, the Company recorded imputed interest of $428,571 in the accompanying statement of operations. In connection with this transaction, the Company also issued to the financial institution warrants to purchase 15,686 shares of the Company's common stock with an estimated fair market value of $53,333 (estimated by the Company based on the Black-Scholes option pricing model) that was recorded as a debt discount and amortized to interest expense through the maturity date of the note (see Note 8). As of August 31, 2000, the outstanding balance on the Note was $1,000,000. The Note requires the Company to maintain certain net worth and solvency ratio covenants, which the Company was not in compliance with as of August 31, 2000. Interest expense incurred on the Note totaled $30,000 for the fiscal year ended August 31, 2000.

Related Party Notes Payable
---------------------------

Stockholders
------------

         From time to time, the Company borrows funds from several of its stockholders for working capital purposes under unsecured notes payable. During fiscal 2000, the Company had principal borrowings of $784,056 from various stockholders and made principal repayments of $123,497. Certain notes require monthly payments ranging from $5,000 to $40,000 with all principal and interest due on maturity dates through February 2001. The remaining notes require principal and interest on demand. The notes accrue interest ranging from 8% to 21%. The outstanding balance on these notes totaled $695,222 plus accrued interest of $16,324, which is included in accrued interest payable at August 31, 2000. Interest expense incurred for the fiscal years ended August 31, 2000 and 1999 was $46,495 and $2,370, respectively. As of the date of the report, certain notes totaling $635,222 were in default.

Former Employee
---------------

         From time to time, the Company had borrowed funds from its then Chairman and Chief Executive Officer ("CEO"), who resigned August 8, 2000, for working capital purposes. During the fiscal year ended August 31, 2000, the Company had principal borrowings of $751,934 from the former Chairman and CEO and made principal repayments of $190,000. The note, as amended, requires monthly payments ranging from $125,000 to $252,000 with all principal and interest due by September 15, 2001 and accrues interest at 8%. The outstanding balance of this note totaled $1,324,951, plus accrued interest of $126,839 that is included in accrued interest payable at August 31, 2000. The note is subordinated to the line of credit (see above). Interest expense incurred for the fiscal years ended August 31, 2000 and 1999 was $117,689 and $9,150, respectively. As of the report date this note is in default. For subsequent amendments to this note, see the severance agreement footnote below.

Severance Agreements
--------------------

         We entered into a severance agreement effective August 8, 2000 and restated and amended November 15, 2000, with our former Chairman and CEO, as follows:

         o the Company agreed to pay the former Chairman and CEO a severance amount of $120,000 payable in twelve equal monthly installments beginning August 10, 2000. During fiscal 2000, the Company has made payments in the amount of $10,000 in connection with the severance liability. At August 31, 2000, the Company has accrued the remaining undiscounted amount of $110,000 in accrued liabilities in the accompanying balance sheet;
         o subsequent to August 31, 2000, the Company and the former Chairman and CEO agreed to offset a note payable to the former Chairman and CEO with certain accounts receivable in the amount of $600,000 from SpeeDSL, a related party (see Note
                  10);
         o subsequent to August 31, 2000, the former Chairman and CEO agreed to return 15,000,000 shares of common stock and the Company would adjust his note payable to $2,127,000 (see Former Employee);
         o subsequent to August 31, 2000, the Company agreed to secure the note payable to the former Chairman and CEO with 5,000,000 shares of common stock from the current Chief Executive Officer; and
         o subsequent to August 31, 2000, the Company agreed the former Chairman and CEO agreed to cancel 2,000,000 options, which were outstanding at August 31, 2000.

         Effective August 8, 2000 the Company entered into a severance agreement with its former Chief Operating Officer ("COO"). The agreement requires the Company to pay the former COO a severance amount of $120,000 payable in twelve equal monthly installments beginning August 10, 2000. During fiscal 2000, the Company has made payments in the amount of $10,000 in connection with the severance liability. At August 31, 2000 the Company has accrued the remaining undiscounted amount of $110,000 in accrued liabilities in the accompanying balance sheet.

Legal
-----

         The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination, or breach of contract actions incidental to the normal operations of its business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position or results of operations.

Accounts Payable
----------------

         As of August 31, 2000, the Company has been billed approximately $2,744,000 from a third party for consultation services in connection with the implementation of certain software programs. Since the Company decided not to pursue further implementation of such programs, it has expensed the entire amount included in general and administrative expense in the accompanying statement of operations for the year ended August 31, 2000. The Company has retained the services of an outside consultant to examine the appropriateness of such services and related charges. As of August 31, 2000, the Company has not made any payments related to this charge and has accrued approximately $2,744,000 in accounts payable in the accompanying balance sheet.

         During fiscal 2000, the Company entered into an agreement with a third party for software licenses and promotional support for approximately $1,261,000, with the intent to resell the related licenses to customers. As of August 31, 2000, the Company had not yet received the promotional support services portion of the agreement and has determined that the related asset does not provide any future benefit to the Company. As a result, the Company has recognized an impairment loss of approximately $1,261,000 (see Note 2), which is included in the accompanying statement of operations for the year ended August 31, 2000. In addition, the Company has not made any payments pursuant to this agreement and has accrued approximately $1,261,000 in accounts payable in the accompanying balance sheet at August 31, 2000. The Company is currently in the process of trying to renegotiate the amount due with the third party.

Accrued Payroll Taxes
---------------------

         The Company has recorded an accrual for past due payroll taxes as of August 31, 2000 due to the under-payment of the Company's payroll tax liability. As a result, the Company has accrued approximately $441,000 related to payroll taxes under accrued payroll and related liabilities in the accompanying balance sheet at August 31, 2000. The Company anticipates having this matter settled by August 31, 2001.


NOTE 7.  INCOME TAXES

         A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended August 31:


                                                         2000            1999
                                                     ------------     ----------

         Tax at statutory rates                      $(6,886,600)     $(314,198)
         Differences resulting from:
            State taxes                                    2,400          2,400
            Non-deductible and other
               items                                   2,347,200          4,798
            Changes in allowance for
               deferred tax assets                     4,539,400        309,400
                                                     ------------     ----------
         Provision for income taxes                  $     2,400      $   2,400
                                                     ============     ==========

         The valuation allowance increased by approximately $4,539,400 and $309,400 during the years ended August 31, 2000 and 1999, respectively. No current provision for income taxes is required for the years ended August 31, 2000 and 1999 since the Company incurred taxable losses during such years.

         Net deferred income taxes are as follows as of August 31, 2000:

         Deferred tax liabilities:
          Depreciation and amortization                           $  (123,200)
                                                                  ------------

         Deferred tax assets:
          Net operating losses                                      5,132,200
          State taxes                                                   9,400
          Reserves and accruals                                       561,600
                                                                  ------------
         Total deferred tax assets                                  5,703,200
         Less:  Allowance for deferred tax assets                  (5,580,000)
                                                                  ------------
         Net deferred income taxes                                $      -
                                                                  ============

         The Company has approximately $13,360,000 and $6,672,000 in Federal and California State net operating loss carry forwards as of August 31, 2000, which, if not utilized, expire through 2020 and 2005, respectively.

         The utilization of the net operating loss carry-forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carry forwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of August 31, 2000.


NOTE 8.  STOCKHOLDERS' EQUITY

Preferred Stock
---------------

         The Company's articles of incorporation authorize up to 10,000,000 shares of $.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities the board of directors may determine. All shares of any one series shall be equal in rank and identical in all respects. As of November 23, 1999, the board of directors has designated 5,000 shares as Series A 6% Convertible Preferred Stock ("Preferred A"). Each Preferred A share has a liquidation preference of $1,000 per share plus accrued dividends and is convertible at anytime into such number of fully paid and non-assessable shares of common stock as is determined by dividing $1,000 plus the amount of any accrued and unpaid dividends by the conversion price in effect at the time of conversion, as defined. As of August 31, 2000, 4,000 shares of Preferred A have been issued and are outstanding.

         In November 1999, the Company sold 2,500 shares of Preferred A to an accredited investor for proceeds of $2,278,200 (net of commissions paid of $221,900). Since the Preferred A is immediately convertible at the option of the shareholder, the Company has recorded a beneficial conversion of $1,560,000 as a preferred stock dividend in the accompanying statements of stockholders' deficit for the year ended August 31, 2000. In connection with this transaction, the Company issued to this investor warrants to purchase 250,000 shares of common stock at $4.25 per share. The warrants expire in November 2004. In addition, the Company issued conditional warrants to the investor to purchase up to 2,500 shares of Preferred A at $1,000 per share and committed to issue reserve warrants to purchase 50,000 shares of the Company's common stock at $4.25 per share for each 500 shares of Preferred A purchased under the conditional warrants. The conditional warrants expire in November 2004.

         During February 2000, the Company issued 1,500 shares of Preferred A in connection with the above investor exercising certain conditional warrants for $1,380,000 (net of commission paid of $120,000) and issued reserve warrants to purchase 150,000 shares of common stock at $4.25 per share that are exercisable through February 2005. Since the Preferred A is immediately convertible at the option of the shareholder at a price lower than the closing bid price on the date of conversion in accordance with the terms of the preferred stock, the Company has recorded a beneficial conversion of $1,500,000 as a preferred stock dividend in the accompanying statement of stockholders' deficit for the year ended August 31, 2000. In addition, the Company issued warrants to purchase an additional 25,000 shares of the Company's common stock at $6.625 per share that vested on the date of grant and are exercisable through May 2005.

         During May 2000, the Company issued 1,000 shares of Preferred A in connection with the above investor exercising its remaining conditional warrants for $920,000 (net of commissions paid of $80,000) and issued reserve warrants to purchase 100,000 shares of common stock at $4.25 per share that are exercisable through May 2005. Since the Preferred A is immediately convertible at the option of the shareholder at a price lower than the closing bid price on the date of conversion in accordance with the terms of the preferred stock, the Company recorded a beneficial conversion or $1,000,000 as a preferred stock dividend in the accompanying statement of stockholders' deficit for the year ended
August 31, 2000.

         During fiscal 2000, the Company accrued $167,500 of dividends in connection with the outstanding Preferred A shares, of which, $36,345 were converted into common stock in connection with the conversion of 1,000 shares of Preferred A (see below). At August 31, 2000, accrued dividends payable totaled $131,155.

Common Stock
------------

         In December 1998, the Board of Directors authorized the issuance of 4,000,000 shares of common stock to the Company's then Chairman and CEO in exchange for compensation and 500,000 shares of common stock to two individuals in exchange for professional services. Management of the Company valued the shares granted to its then Chairman and CEO at $0.015 per share, which represented a 50.0% discount from the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of these shares after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. Management of the Company valued the grants to its service providers at $0.031 per share, which represented the closing bid price of the Company's common stock at the date of grant. The Company recorded compensation expense and service expense totaling $62,000 and $15,500, respectively, during the year ended August 31, 1999 as a result of these grants.

         In March 1999, the board of directors authorized the issuance of 400,000 shares of common stock to two individuals in exchange for professional services. Management of the Company valued the share grants at $0.09 per share, which represented the closing bid price of the Company's common stock at the date of grant. The Company recorded service expense totaling $36,000 during the year ended August 31, 1999 as a result of these grants.

         Also in March 1999, the board of directors authorized the issuance of 1,000,000 shares of common stock to a related party in exchange for communication software developed specifically for the Company. Management of the Company valued the share grant at $0.09 per share, which represented the closing bid price of the Company's common stock at the date of grant. The Company capitalized software costs totaling $90,000 during the year ended August 31, 1999 as a result of this grant.

         In June 1999, the Company consummated on acquisition of Mobilenetics Corp. The Company issued 10,000,000 shares of common stock inconsideration for 100% of the issued and outstanding shares of Mobilenetics Corp. The shares were valued at $1,400,000 ($0.14 per share), which represented 50% of the closing bid price of the Company's common stock on the date of issuance (see Note 3). Management of the Company estimated the value of the Company's shares exchanged after considering the restricted nature of the stock, the historical trend of the trading prices for its common stock and the limited volume of the shares being traded. The former sole shareholder of Mobilenetics Corp. is now the CEO of the Company.

         In June 1999, the Board of Directors authorized the issuance of 229,000 shares of common stock to four employees for compensation and to one individual in exchange for professional services. Management of the Company valued the share grants at $0.531 per share, which represented the closing bid price of the Company's common stock at the date of grant. The Company recorded service expense totaling $68,499 and $53,100, respectively, during the year ended August 31, 1999 as a result of these grants.

         The Company issued 75,000 shares of common stock valued at $600,000 (based on the closing bid price of the Company's common stock on the date of grant) in connection with its acquisition of Color Networks (see Note 3).

         In January 2000, the Company issued 3,900 shares of common stock (net of 5,000 shares inadvertently issued and subsequently cancelled during fiscal
2000) valued at $29,794 (based on the closing bid price of the Company's common stock on the date of grant) to employees for compensation.

         In May 2000, the Company issued 3,000 shares of common stock valued at $11,904 (based on the closing bid price of the Company's common stock on the date of grant) to outside consultants. Subsequent to the issuance, the stock was returned to the Company and the related expense was reversed due to the contract being renegotiated with the Company.

         In June 2000, the Company issued 11,800 shares of common stock valued at $46,445 (based on the closing bid price of the Company's common stock on the date of grant) to an outside consultant for services rendered.

         In July 2000, the Company issued 343,539 shares of common stock in connection with the conversion of 1,000 shares of Preferred A plus accrued dividends in the amount of $36,345, at the conversion price of $3.02 per share, in accordance with the terms of the preferred stock.

         In August 2000, the Company issued 738,462 shares of common stock for $600,000 in cash. In addition, the Company issued to the investor, warrants to purchase 36,923 shares of common stock at an exercise price of $1.37 per share and exercisable through August 2003. The warrants vested on the date of grant.

         During fiscal 2000, the Company issued 5,000,000 shares of common stock in connection with the exercise of options for $71,000, of which $15,500 was received subsequent to August 31, 2000 and is included in other assets in the accompanying balance sheet.

Stock Options
-------------

         In February 2000, the Company's board of directors and majority shareholders approved the LMKI, Inc. 2000 Stock Option Plan ("the 2000 plan"), effective March 1, 2000. An aggregate of 5,000,000 shares of common stock are reserved for issuance under the 2000 plan. The exercise price for each option shall be equal to 85% to 110% of the fair market value of the common stock on the date of grant, as defined, and shall vest over no more than a five-year period. The plan shall terminate ten years after its adoption by the board of directors and may be terminated by the board of directors on any earlier date, as defined.

         During fiscal 2000, the board of directors granted to various employees, pursuant to the 2000 plan, an aggregate of 1,101,300 options (net of 107,570 options that were issued and cancelled during fiscal year 2000) at exercise prices ranging from $1.30 to $10.875 (based on the closing bid price of the Company's common stock on the date of each grant). The options vest through August 2003 and are exercisable through August 2005.

         In November 1999, the Company's board of directors and majority shareholders approved the LMKI, Inc. Amended and Restated 1999 Stock Option Plan ("the 1999 plan"), effective April 13, 2000. An aggregate of 5,000,000 shares of common stock are reserved for issuance under the 1999 plan. The exercise price for each option shall be equal to 85% to 110% of the fair market value of the common stock on the date of grant, as defined, and shall vest over no more than a five-year period. The plan shall terminate ten years after its adoption by the board of directors and may be terminated by the board of directors on any earlier date, as defined.

         During fiscal 2000, the board of directors granted to various employees, pursuant to the 1999 plan, an aggregate of 1,276,560 options (net of 643,800 options that were issued and cancelled during fiscal year 2000) at exercise prices ranging from $4.531 to $15.00 (based on the closing bid price of the Company's common stock on the date of each grant). The options vest through January 2003 and are exercisable through January 2005. In addition, the board of directors granted to various employees, pursuant to the 1999 plan, an aggregate of 103,600 options (net of 13,000 issued and cancelled during fiscal year 2000) at an exercise price of $4.00 resulting in $55,012 of compensation expense to be charged to the Company over the two year vesting period under APB 25, of which, none was charged during fiscal 2000.

         From time to time, the Company issues non-plan stock options pursuant to various agreements and other compensatory agreements to employees and third parties.

         In December 1998, the Company granted options to purchase 3,000,000 shares of common stock at an exercise price of $0.031 per share (based on the closing bid price of the Company's common stock on the date of grant), to its then Chairman and CEO. The options vested on the date of grant and were exercisable through December 2003. During fiscal 2000, 1,000,000 of these options were cancelled.

         In December 1998, the Company granted options to purchase 500,000 shares of common stock, at an exercise price of $0.031 per share (based on the closing bid price of the Company's common stock on the date of grant) to its then CFO. The options vested on the date of grant and were exercisable through December 2003. During fiscal 2000, the option holder exercised these options.

         In December 1998, the Company granted options to purchase 500,000 shares of common stock at an exercise price of $0.031 per share, with a fair market value of $10,000 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123) to a consultant. The options vested on the date of grant and were exercisable through December 2003. During fiscal 1999 the Company recognized total service expense of $10,000 in the accompanying statements of operations. During fiscal 2000, the option holder exercised the options.

         In November 1999, the Company granted options to purchase 200,000 shares of common stock, at an exercise price of $4.531 per share with a fair market value of $868,000 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123), to a consultant. The options vest over a one-year period from the date of grant and are exercisable through November 2001. During fiscal 2000, the Company recognized consulting expense of $651,000 in the accompanying statements of operations. The consultant subsequently became a board member.

         In December 1999, the Company granted options to purchase 15,000 shares of common stock, at a exercise price of $8.00 per share, with a fair market value of $120,000 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123) to certain officers of Color Networks related to the acquisition of Color Networks. The options vested on the date of grant and are exercisable through December 2004. The Company recorded the fair market value of $120,000 as part of the purchase price of Color Networks (see Note 3).

         During fiscal 2000, the Company granted options to purchase 50,000 shares of common stock, at an exercise prices ranging from $4.01 to $12.50 per share, with a fair market value of $539,350 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123) to consultants. The options vested on the date of grant and are exercisable through May 2005. During fiscal 2000, the Company recognized total consulting expense of $539,350 in the accompanying statements of operations.

         In April 2000, the Company granted options to purchase 100,000 shares of common stock pursuant to a public relations service agreement, at an exercise price of $40.00 per share, with an estimated fair market value of $225,000 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123) to a consultant. The options vested on the date of grant and are exercisable through March 2005. During fiscal 2000, the Company recognized total marketing expense of $225,000 in the accompanying statements of operations.

         In August 2000, the Company granted options to purchase 63,000 shares of common stock at an exercise price of $1.437 per share, with an estimated fair market value of $87,570 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123) to a consultant. The options vest over a six-month period and are exercisable through August 2005. The Company will recognize total consulting expense of $87,570 over the vesting period, none of which was recognized during fiscal year 2000.

         Following is a status of the stock options outstanding at August 31, 2000 and 1999 and the changes during the years then ended:

                                                      2000                                  1999
                                          --------------------------------     --------------------------------
                                                          Weighted Average                     Weighted Average
                                           Options        Exercise Price         Options       Exercise Price
                                          -----------     ----------------     -----------     ----------------
Outstanding, beginning of year             8,000,000          $0.020             4,000,000          $0.010
  Granted                                  3,673,830          $5.843             4,000,000          $0.031
  Exercised                               (5,000,000)         $0.014                 -                -
  Expired/Forfeited                       (1,764,370)         $1.893                 -                -
                                          -----------     ----------------      -----------    ----------------
Outstanding, end of year                   4,909,460          $3.711             8,000,000          $0.020
                                          ===========     ================      ===========    ================

Exercisable, end of year                   2,970,360          $3.352             8,000,000          $0.020
                                          ===========     ================      ===========    ================
Weighted average fair value
 of options granted                                           $4.66                                 $0.02
                                                          ================                     ================

         2,000,000 of the options outstanding at August 31, 2000 have an exercise price of $0.031, with an average remaining contractual life of 3.3 years. 2,000,000 of these options are exercisable at August 31, 2000. 811,400 of the options outstanding at August 31, 2000 have exercise prices between $1.30 and $4.00, with a weighted average exercise price of $3.14 and a weighted average remaining contractual life of 2.8 years. 20,000 of these options are exercisable at August 31, 2000. 1,357,500 of the options outstanding at August 31, 2000 have exercise prices between $4.01 and $8.00, with a weighted average exercise price at $5.48 and a weighted average remaining contractual life of 1.75 years. 525,000 of these options are exercisable at August 31, 2000. The remaining 740,560 options have exercise prices between $8.01 and $40.00, with a weighted average exercise price of $14.70 and a weighted average remaining contractual life of 1.40 years. 425,360 of these options are exercisable at August 31, 2000.

         The fair value of each option granted during 2000 and 1999 to consultants and outside service providers is estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 390 percent and 61.5 percent, respectively, (iii) weighted average risk free interest rate of approximately
6.25 percent and 5.77 percent, respectively, and (iv) average expected life of 3 years and 5 years, respectively.

         Had compensation costs for the Company's 2000 and 1999 options granted to employees been determined consistent with SFAS 123, the Company's net loss and net loss per share for the years ended August 31, 2000 and 1999 would approximate the pro forma amounts below:

                                                 2000                                1999
                                    ------------------------------       ----------------------------
                                     As Reported       Pro forma         As Reported       Pro forma
                                    -------------    -------------       -----------      -----------
       Net loss                     $(20,481,888)    $(24,528,622)       $ (863,361)      $ (983,361)
                                    =============    =============       ===========      ===========
       Basic and diluted
        loss per common
        share                       $      (0.68)    $      (0.79)       $    (0.03)      $    (0.03)
                                    =============    =============       ===========      ===========

Stock Warrants
--------------

         From time to time, the Company issues warrants pursuant to various consulting agreements.

         During fiscal 2000, pursuant to various brokerage service agreements with outside consultants, the Company issued warrants to purchase 558,952 shares of the Company's common stock. The exercise prices per share were initially equal to the average closing bid price for the five days before each grant ranging from $4.025 to $14.50. If the average closing bid price for the Company's common stock for the five days before an investment agreement is entered into is less than the initial price, then the exercise price shall be reset to equal the market price of the closing date or if the date of exercise is more than six months after the date of issuance, the exercise price shall be reset to the lesser of the exercise price in effect or lowest reset price for the five days ending on such anniversary date. The lowest rest price ranges from $5.425 to $14.50 as of August 31, 2000. As these warrants were issued in connection with fund raising activities, no consulting expense was recognized in the statement of operations.

         In June 2000, pursuant to marketing agreements with outside consultants, the Company issued warrants to purchase 200,000 shares of the Company's common stock, at exercise prices ranging from $6.00 to $8.00 per share, with estimated fair market value of $755,000 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123). The options vested on the date of grant and are exercisable through June 2002. During fiscal 2000, the Company recognized total marketing expense of $755,000 in the accompanying statements of operations.

         In May 2000, pursuant to a convertible note agreement with a financial institution (see Note 6), the Company issued warrants to purchase 15,686 shares of the Company's common stock, at an exercise price of $6.325, with an estimated fair market value of $53,333 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123). The options vested on the date of grant and are exercisable through May 2005. During fiscal 2000, the Company recognized interest expense of $53,333 in the accompanying statements of operations.

         During fiscal 2000, pursuant to various service agreements with outside service providers, the Company issued warrants to purchase 58,243 shares of the Company's common stock at exercise prices ranging from $6.00 to $18.44 per share, with an estimated fair market value of $775,418 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123). The options vested on the date of grant and are exercisable through June 2005. During fiscal 2000, the Company recognized service expense of $775,418 in the accompanying statements of operations.

         In August 2000, pursuant to stock purchase agreement with an investor, the Company issued warrants to purchase 36,923 shares of the Company's common stock, at exercise price of $1.37 per share. The warrants vested on the date of grant and are exercisable through August 2003. As these warrants were issued in connection with fundraising activities, no consulting expense is to be recognized for these warrants in the statement of operations.

         The following represents a summary of the warrants (including the warrants discussed in the preferred stock section above) outstanding for the year ended August 31, 2000:

                                                               Weighted Average
                                               Warrants         Exercise Price
                                              -----------      ----------------

         Outstanding, beginning of year            -           $       -
              Granted                          1,394,804             4.99
              Exercised                            -                   -
              Expired/Forfeited                    -                   -
                                              -----------      ----------------
         Outstanding, end of year              1,394,804       $     4.99
                                              ===========      ================

         Exercisable, end of year              1,394,804       $     4.99
                                              ===========      =================
         Weighted average fair value
          of warrants granted                                  $     4.86
                                                               =================

         526,923 of the warrants outstanding at August 31, 2000 have exercise prices between $1.00 and $4.00, with a weighted average exercise price of $3.67 and a weighted average remaining contractual life of 4.1 years. 650,523 of the warrants outstanding at August 31, 2000 have exercise prices between $4.00 and $6.00, with a weighted average exercise price of $4.50 and a weighted average contractual life of 4 years. 217,358 of the warrants outstanding at August 31, 2000 have exercise prices between $6.00 and $19.00, with a weighted average exercise price of $9.67 and a weighted average remaining contractual life of 3.3 years.

         The fair value of each warrant granted during 2000 for services is estimated using the Black-Scholes option pricing model on the date of grant using the following assumption: (i) no dividend yield, (ii) average volatility of 390 percent, (iii) weighted average risk free interest rate of approximately
6.25 percent, and (iv) average expected life of 3 years.

NOTE 9.  INVESTMENT AGREEMENT

         In October 1999, the Company entered into an Irrevocable Investment Agreement for a "private equity line" of up to $35,000,000. Under the Investment Agreement an investment banking company has made a firm commitment to purchase the Company's common stock and resell the securities in an offering under Regulation D of the United States Securities and Exchange Commission.

         Subject to an effective registration statement and ending 36 months from the initial subscription date, the Company at its discretion may "Put" common stock to the investment banking company. The purchase price per share will equal 92% of the lowest closing bid price of the common stock during the 20 business days following each Put, subject to a minimum price specified by the Company as defined in the Investment Agreement. The amount of each Put sold to the investment banking company may be up to $2,000,000, but the number of shares sold may generally not exceed 15% of the aggregate trading volume of the Company's common stock during the 20 business days following each Put request.

         The investment banking company shall receive warrants to purchase 10% of the number of shares of the Company it purchases under each Put. The warrants are exercisable at a price equal to 110% of the market price for each Put.

         In consideration of the Investment Agreement, the Company granted the investment banking company warrants to purchase 490,000 shares of its common stock (see Note 8). The warrants are exercisable upon the successful completion of certain tasks, as defined, and at a price equal to the lowest closing bid price for the 5 days prior to the execution of the Investment Agreement of the 5 days following its execution, whichever price is lower. The Company has not valued the warrants as they were issued in connection with fund raising activities.

         Effective July 17, 2000, the Company advised the investment banking company that it no longer intends to facilitate the use of this agreement. No "Puts" were exercised pursuant to this agreement during the fiscal year 2000. The Company and the Investment Banking Company are negotiating the terms of the cancellation, which management believes will not have a material adverse effect on its financial position or statement of operations.

NOTE 10.  RELATED-PARTY TRANSACTIONS

         During fiscal 2000, the former Chairman and CEO of the Company entered into a verbal contract with SpeeDSL, which is owned and operated by the son of the former Chairman and CEO, to be a reseller of access services. During fiscal 2000, the Company invoiced SpeeDSL approximately $593,000 for access services fees, of which, $580,000 is included in accounts receivable in the accompanying balance sheet at August 31, 2000. Cost incurred by LMKI for such services were approximately $988,000, including approximately $395,000 of physical routers that are at customer locations which the Company intends to recover or be reimbursed for from SpeeDSL. Subsequent to August 31, 2000, the Company negotiated with the former Chairman and CEO to offset this receivable against the Company's payable to the former Chairman and CEO (see Note 6).

NOTE 11.  EARNINGS PER SHARE

Basic and diluted loss per common share is computed as follows:


Numerator for basic and diluted loss per common share:
     Net loss                                                    $(20,481,888)    $  (863,361)
     Preferred dividends, including beneficial conversion
     of Preferred A stock                                          (4,227,500)           -
                                                                 -------------    ------------
     Net loss available to common stockholders                   $(24,709,388)    $  (863,361)
                                                                 =============    ============

Denominator for basic and diluted loss per common share:
     Weighted average common shares outstanding                    36,524,870      28,792,000
                                                                 =============    ============

     Net loss per common share available to common
      Stockholders                                               $      (0.68)    $     (0.03)
                                                                 =============    ============

NOTE 12. SUBSEQUENT EVENT

         Subsequent to August 31, 2000, the Company issued 698,710 shares of common stock in connection with the conversion of 350 shares of Preferred A, plus accrued dividends of $18,285, at conversion prices ranging from $0.25 to $0.917 per share in accordance with the conversion terms of the Preferred A shares.

         During September 2000, the Company received a written commitment for a line of credit of up to $5,000,000 from a financial institution for working capital purposes. The line requires a security interest of 12,000,000 shares of common stock. In addition, interest on the line is at prime plus 3% (12% as of the report date) with a maturity date of September 20, 2003 and no prepayments of the line prior to December 15, 2001. As of the report date, the security interest provided has been withdrawn, and the Company has decided to postpone pursuing funds at this time through this commitment.

         Subsequent to August 31, 2000, the Company borrowed approximately $325,000 for working capital purposes from a related party bearing interest of 11% per annum, and due upon demand.

         Subsequent to August 31, 2000, the board of directors granted to various employees, pursuant to the 2000 plan, an aggregate of 1,933,000 options at exercise prices ranging from $0.14 to $0.562 (based on the closing bid price of the Company's common stock on the date of each grant). The options vest through May 2003 and are exercisable through December 2010.

         During November 2000, the Company issued 90,166 shares of common stock in connection with the conversion of certain related party notes payable of $33,812 at $0.375 per share (the closing bid price of the Company's common stock on the date of grant).

         During November 2000, the board of directors authorized the issuance of 10,000 shares of common stock valued at $4,100 (based on the closing bid price of the Company's common stock on the date of grant) to an employee for wages.

         During November 2000, it was discovered that the former CFO and beneficial owner (as defined by the Securities Exchange Act of 1934), had profited from purchases and subsequent sales of the Company's common stock held for less than six (6) months (a "short-swing" profit). Pursuant to Section 16(b) of the Securities Exchange Act of 1934, the Company acted to recover these profits from the former CFO. As a result, the Company received $16,380, which has been credited to additional paid-in capital as a contribution to shareholders' deficit.