Form 10QSB
period 2000-11-30
LMKI INC
filed 2001-01-16
CIK 949113

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended November 30, 2000

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

As of November 30, 2000 the number of shares of common stock outstanding was 28,087,243.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                      INDEX


PART I.       Financial Information

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheet at November 30, 2000 (unaudited) and
                August 31, 2000 (audited)

              Consolidated Statements of Operations (unaudited) for the three months ended November 30, 2000 and 1999

              Consolidated Statements of Cash Flows (unaudited) for the three months ended November 30, 2000 and 1999

              Notes to Consolidated Financial Statements (unaudited)

Item 2.       Management's Discussions and Analysis of Financial Condition and
                Results of Operations

PART II.      Other Information

Item 1.       Legal Proceedings

Item 2.       Changes in Securities

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                        LMKI, INC.
                                Consolidated Balance Sheets

                                                            November 30,     August 31,

                                                                2000           2000
                                                            ------------   ------------
ASSETS                                                       (Unaudited)
  Current assets:
    Cash                                                    $     2,532    $    12,877
    Accounts receivable, net of allowance for
     doubtful accounts of $69,000 and $50,000                 1,656,707      1,633,204
                                                            ------------   ------------
      Total current assets                                    1,659,239      1,646,081

  Property and equipment, net                                 6,559,487      4,935,343

  Deposits and other assets                                     327,650        352,954
                                                            ------------   ------------
                                                            $ 8,546,376    $ 6,934,378
                                                            ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities:
    Account payable and accrued liabilities                 $16,013,865    $12,477,312
    Line of credit                                              600,000        600,000
    Convertible note payable                                  1,000,000      1,000,000
    Accrued payroll and related liabilities                     949,585        557,356
    Accrued dividends payable                                   174,075        131,155
    Accrued interest payable to related parties                 185,456        143,163
    Current portion of capital lease obligations                 82,702         82,702
                                                            ------------   ------------
      Total current liabilities                              19,005,683     14,991,688

  Obligations under capital lease, net of current portion       137,374        155,964
  Related party notes payable                                 2,597,003      2,020,173
                                                            ------------   ------------
                                                             21,740,060     17,167,825
                                                            ------------   ------------
Stockholders' deficit:
  Series A 6% convertible preferred stock,
    $.001 par value; 5,000 authorized,
    3,650 and 4,000 issued and outstanding,
    respectively; liquidation preference
    and accrued dividends of $3,824,075 and
    $4,131,155, respectively                                          4              4
  Common stock, $.001 par value;
    50,000,000, shares outstanding,
    28,087,243 and 42,288,367 shares issued
    and outstanding, respectively                                28,088         42,289
  Additional paid-in capital                                 14,791,759     15,397,404
  Accumulated deficit                                       (28,013,535)   (25,673,144)
                                                            ------------   ------------
    Total stockholders' deficit                             (13,193,684)   (10,233,447)
                                                            ------------   ------------
                                                            $ 8,546,376    $ 6,934,378
                                                            ============   ============

                      The accompanying notes are an integral part of
                         these consolidated financial statements.


                                        LMKI, INC.
                           Consolidated Statements of Operations
                                        (Unaudited)

                                                          Three months ended November 30,
                                                          -------------------------------
                                                               2000            1999
                                                          --------------   --------------
Net sales                                                 $   3,639,195    $   1,505,053

Cost of sales                                                 2,942,916          709,387
                                                          --------------   --------------
   Gross profit                                                 696,279          795,666

Operating expenses:
   Selling                                                      687,994          259,897
   General and administrative                                 2,210,197          625,225
                                                          --------------   --------------
     Total operating expenses                                 2,898,191          885,122
                                                          --------------   --------------
Loss from operations                                         (2,201,912)         (89,456)

Interest expense, net                                            77,274           26,483
                                                          --------------   --------------
Net loss                                                  $  (2,279,186)   $    (115,939)
                                                          ==============   ==============

Net loss available to common stockholders per share       $       (0.06)   $       (0.01)
                                                          ==============   ==============

Basic and diluted weighted average common shares              39,198,774       36,115,666
outstanding                                               ==============   ==============

                      The accompanying notes are an integral part of
                         these consolidated financial statements.


                                             LMKI, INC.
                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                           Three months ended November 30,
                                                           -------------------------------
Cash flow from operating activities:                            2000             1999
                                                           --------------   --------------
Net loss                                                   $  (2,279,186)   $    (115,939)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation                                                 228,615           23,434
    Amortization of goodwill                                           -           23,353
    Vesting of previously issued options and warrants            307,577                -
    Stock issued in exchange for compensation                      4,100                -
    Changes in operating assets and liabilities
        Accounts receivable, net                                (623,503)        (109,005)
        Account payable and accrued liabilities                3,536,553          387,078
        Accrued payroll and related liabilities                  392,229          (19,795)
        Accrued interest payable to related parties               42,293           (3,112)
                                                           --------------   --------------
    Net cash provided by (used in) operating activities        1,608,678          186,014
                                                           --------------   --------------
Cash flows from investing activities:
  Purchases of property and equipment                         (1,852,759)        (724,868)
  Net decrease(increase) in deposits                              25,304          (80,475)
                                                           --------------   --------------
    Net cash used in investing activities                     (1,827,455)        (805,343)
                                                           --------------   --------------
Cash flow from financing activities:
  Repayment on capitalized lease obligations                     (18,590)         (48,389)
  Proceeds from preferred stock, net of offering costs                 -        2,278,100
  Proceeds from short-swing profits                               16,380                -
  Repayments on related party notes payable                      (40,104)               -
  Proceeds from related party notes payable                      250,746          317,848
                                                           --------------   --------------
    Net cash provided by financing activities                    208,432        2,547,559
                                                           --------------   --------------

Net (decrease)increase in cash                                  (10,345)       1,928,230
Cash, beginning of period                                         12,877          125,692
                                                           --------------   --------------
Cash, end of period                                        $       2,532    $   2,053,922
                                                           ==============   ==============

Supplemental cash flow disclosures:
  Cash paid for interest                                   $      39,303    $           -
                                                           ==============   ==============
  Cash paid for taxes                                      $           -    $           -
                                                           ==============   ==============

See the accompanying notes for non-cash investing and financing activities.

                           The accompanying notes are an integral part of
                              these consolidated financial statements.

                                   LMKI, Inc.
              Notes to Condensed Consolidated Financial Statements
       For the three months ended November 30, 2000 and 1999 (Unaudited)


NOTE 1.  MANAGEMENT'S REPRESENTATION:

         The management of LMKI, Inc. and its subsidiaries (the "Company" or "LMKI") without audit has prepared the consolidated financial statements included herein. The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of November 30, 2000, and the results of operations and cash flows for the three months ended November 30, 2000.

         It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended August 31, 2000, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on January 16, 2001. The interim results are not necessarily indicative of the results for a full year.


NOTE 2.  DESCRIPTION OF BUSINESS

         LMKI is a Nevada Corporation engaged in providing high-speed Internet access, data, voice and video services to individuals and businesses.


NOTE 3.  ORGANIZATION AND SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES:

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $17,346,444, liabilities from the underpayment of payroll taxes (see Note 9), certain notes payable in default (see Notes 4, 5, and 6), a stockholders' deficit of $13,193,684, and losses from operations through November 30, 2000, among other matters, that raise substantial doubt its ability to continue as a going concern. The Company hopes to continue to increase revenues from additional revenue sources and increase margins as a result of amending its contracts with vendors and other cost cutting measures. In the absence of significant revenues and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending August 31, 2001. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

         These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of LMKI, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.


RISKS AND UNCERTAINTIES

         The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

REVENUE RECOGNITION

         Fees for high-speed Internet access, data, voice and video services are recognized as services are provided.

Deferred Revenue

         Deferred revenue represents billings in advance for fees related to high-speed Internet access, data, voice, and video services relating to future periods. The Company recognizes deferred revenue in the statement of operations as the service is provided. The Company has billed but not recognized approximately $1,694,000 of deferred revenue, as the related services have not yet been performed as of November 30, 2000.

NET LOSS PER COMMON SHARE

         The Company has adopted Statement of Accounting of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share". Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. The Company net loss has been increased for the effect of accrued dividends to preferred stockholders (see Note 12). Stock options and warrants outstanding are not considered common stock equivalents, as the effect on net loss per share would be anti-dilutive.

Stock-Based Compensation

         The Company accounts for non-employee stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25("APB 25"), "Accounting for Stock issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

Segment Information

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

Comprehensive Income

         The Company has adopted Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations, as the Company has no items of comprehensive income.

WEBSITE DEVELOPMENT COSTS

         In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs " ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus state that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of EITF 00-2 did not have a material impacted on the Company's financial position or results of operations.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Recent Accounting Pronouncements

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

NOTE 4.  RELATED PARTY NOTES PAYABLE

Stockholders
------------
         From time to time, the Company borrows funds from several of its stockholders for working capital purposes. During the three months ended November 30, 2000, the Company had principal borrowings of approximately $251,000 from various stockholders and made principal repayments of approximately $40,000. Certain notes require monthly payments ranging from $5,000 to $40,000 with all principal and interest due on maturity dates through February 2001. The remaining notes require principal and interest on demand. The notes accrue interest ranging from 8% to 21%. The outstanding balance on these notes totaled $872,052 plus accrued interest of $33,617, which is included in accrued interest payable at November 30, 2000. Interest expense incurred for the quarters ended November 30, 2000 and 1999 was $17,293 and $7,483, respectively. As of the date of the report, certain notes were in default.

         During the quarter ended November 30,2000, a note holder converted $33,812 of related party notes payable into 90,166 shares of the Company's common stock (see Note 10).

Former Employee
---------------

         From time to time, the Company borrowed funds from its former Chairman and CEO, who resigned August 8, 2000, for working capital purposes. During the quarter ended November 30, 2000, the Company had no principal borrowing nor made any principal payment related to these borrowings. In connection with a severance agreement entered into by the Company (see Note 8), the outstanding balance on this note totaled $1,724,951, plus accrued interest of $151,839 that is included in accrued interest payable at November 30, 2000. The note, as amended, requires monthly payments ranging from $125,000 to $252,000 with all principal and interest due by September 15, 2001 and accrues interest at 8%. The note is subordinated to the line of credit (see Note 5). Interest expense incurred for the quarters ended November 30, 2000 and 1999 was $25,000 and $19,000, respectively.

NOTE 5.  LINE OF CREDIT

         The Company has a revolving line of credit agreement (the "Line") with a financial institution. The Line bears interest at the prime rate (8.75% at November 30, 2000) plus 2% per annum. The Line is secured by substantially all of the Company's assets. The terms of the agreement provide for borrowings of up to the lesser of $600,000 or the aggregate of 80% of eligible accounts receivable, as defined. At November 30, 2000, the Company's outstanding borrowings totaled $600,000. The Line requires the Company to maintain certain net worth and solvency ratio covenants, which the Company was not in compliance with as of November 30, 2000. The Line matures on February 15, 2001. The Company is in the process of renegotiating this Line with the financial institution. Interest expense incurred on the Line totaled $16,000 for the period ended November 30, 2000.

NOTE 6.  Convertible Note Payable

         The Company entered into a convertible note agreement (the "Note") with a financial institution for $1,000,000. The Note, bearing interest at the prime rate (8.75% at November 30, 2000) plus 2%, was due August 3, 2000 and is convertible to common stock if not paid by August 31, 2000, at a share price equal to the lessor of the share price on the date of the agreement or at a 30% discount of the share price on the date of conversion. As of November 30, 2000, the outstanding balance on the Note was $1,000,000. The Note requires the Company to maintain certain net worth and solvency ratio covenants, which the Company was not in compliance with as of November 30, 2000. Interest expense incurred on the Note totaled $27,000 for the period ended November 2000.

NOTE 7.  CONTINGENCY FINANCING

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

NOTE 8.  SEVERANCE AGREEMENTS

         The Company entered into a severance agreement effective August 8, 2000 and restated and amended November 15, 2000, with our former Chairman and CEO, as follows:

         o the Company agreed to pay the former Chairman and CEO a severance amount of $120,000 payable in twelve equal monthly installments beginning August 10, 2000. Through November 30, 2000, the Company has made payments in the amount of $120,000, of which $110,000 was paid during the quarter ended November 30, 2000, in connection with the severance liability;
         o the Company and the former Chairman and CEO agreed to offset a note payable to the former Chairman and CEO with certain accounts receivable in the amount of $600,000 from SpeeDSL, a related party (see Notes 4 and 11);
         o the former Chairman and CEO agreed to return 15,000,000 shares of common stock and the Company would increase his note payable balance by $1,000,000(see Notes 4 and 10);

         o the Company agreed to secure the note payable to the former Chairman and CEO with 5,000,000 shares of common stock from the current CEO; and
         o the former Chairman and CEO agreed to cancel 2,000,000 options that were outstanding at August 31, 2000.

         Effective August 8, 2000 the Company entered into a severance agreement with its former Chief Operating Officer ("COO"). The agreement requires the Company to pay the former COO a severance amount of $120,000 payable in twelve equal monthly installments beginning August 10, 2000. Through November 30, 2000, the Company has made payments in the amount of $60,000, of which $50,000 was paid during the quarter ended November 30, 2000 in connection with the severance liability. At November 30, 2000, the Company has accrued the remaining undiscounted amount of $60,000 in accrued liabilities in the accompanying Balance Sheet.

NOTE 9.  ACCRUED PAYROLL TAXES

         The Company has recorded an accrual for past due payroll taxes as of November 30, 2000 due to the under-payment of the Company's payroll tax liability. As a result, the Company has accrued approximately $949,000 related to payroll taxes under accrued payroll and related liabilities in the accompanying balance sheet at November 30, 2000. The Company anticipates having this matter settled by August 31, 2001.

NOTE 10.  STOCKHOLDERS' EQUITY

Preferred Stock

         During the quarter ended November 30, 2000, the Company has accrued $61,205 of dividends in connection with the outstanding Preferred A shares, of which $18,285 were converted into common stock in connection with the conversion of 350 shares of Preferred A (see below). At November 30, 2000, accrued dividends payable totaled $174,075.

Short-Swing Profits

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

Stock Options and Warrants

         During the quarter ended November 30, 2000, the Board of Directors granted to various employees, pursuant to the 2000 stock option plan, an aggregate of 1,933,000 options at exercise prices ranging from $0.14 to $0.562 (based on the closing bid price of the Company's common stock on the date of each grant). The options vest through May 2003 and are exercisable through December 2010. During the period ended November 30, 2000, the Company recognized $307,577 of compensation and consulting expense in the statement of operations due to the vesting of previously issued options and warrants.

Common Stock

         During the quarter ended November 30, 2000, the Company issued 698,710 shares of common stock in connection with the conversion of 350 shares of Preferred A, plus accrued dividends in the amount of $18,285, at conversion prices ranging from $0.25 to $0.917 per share, in accordance with the conversion terms of the Preferred A shares.

         During the quarter ended November 30, 2000, the Company issued 90,166 shares of common stock in connection with the conversion of certain related party notes payable of $33,812 (see Note 4) at $0.375 per share (based on the closing bid price of the Company's common stock on the date of conversion).

         During November 2000, the Board of Directors authorized the issuance of 10,000 shares of common stock valued at $4,100 (based on the closing bid price of the Company's common stock on the date of grant) to an employee for wages.

NOTE 11. RELATED PARTY TRANSACTIONS

         During fiscal 2000, the former Chairman and CEO of the Company entered into a verbal contract with SpeedDSL, which is owned and operated by the son of the former Chairman and CEO, to be a reseller of access services. During the quarter ended November 30, 2000, the company invoiced SpeedDSL approximately $190,000 for access fess. The Company has approximately $78,000 of receivables from SpeedDSL included in accounts receivable in the accompanying balance sheet at November 30, 2000, after offsetting approximately $600,000 of receivable from SpeedDSL with the note payable to the former Chairman and CEO (see Note 8)

NOTE 12. EARNINGS PER SHARE

         Basic and diluted loss per common share as of November 30, 2000 and 1999 is computed as follows:


Numerator for basic and diluted loss per common share:             2000              1999
                                                              -------------      -------------
         Net loss                                             $ (2,279,186)      $   (115,939)
         Preferred dividends                                       (61,205)                 -
                                                              -------------      -------------
         Net loss available to common stockholders            $ (2,340,391)      $   (115,939)
                                                              =============      =============
Denominator for basic and diluted loss per common share:

         Weighted average common shares outstanding             39,198,774         36,115,666
                                                              =============      =============

         Net loss per common share available to common
          stockholders                                        $      (0.06)      $      (0.01)
                                                              =============      =============

NOTE 13. SUBSEQUENT EVENTS

         In December 2000, the Company borrowed approximately $75,000 for working capital purposes from a related party. The borrowing bears interest at 11% per annum and is due on demand.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT:

         This quarterly report on Form 10-QSB may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations and beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying works (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rate and general economic conditions. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to the factors cited above. As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THREE
------------------------------------------------------------------------------
MONTHS ENDED NOVEMBER 30, 1999
------------------------------

REVENUE

         Revenue totaled approximately $3,639,195 for the three-month period ended November 30, 2000, a $2,134,142 increase over revenue of $1,505,053 for the three-month period ended November 30, 1999. These increases reflect the growth in revenue from Real Private Network(TM) (RPN(TM)), Broadband Internet Access, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, Professional Services, from marketing arrangements with new strategic partners, and sale of equipment to support these product offerings.

COST OF SALES

         Cost of sales for the three-month period ended November 30, 2000 was $2,942,916, an increase of 2,233,529 from $709,387 for the three-month period ended November 30, 1999. Cost of sales consists primarily of access charges from local exchange carriers, backbone and Internet access costs, and the cost of customer equipment to support network systems. Gross profits decreased 34% from 53% in 1999 to 19% in 2000. The Company expects its gross profits to increase. In an effort to reduce the monthly minimum usage fees of Internet service provider access, the Company is continuously negotiating new contracts with various providers to obtain more competitive pricing.

SELLING EXPENSE

         Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was $687,994 for the three-month period ended November 30, 2000 and $259,897 for the three-month period ended November 30, 1999, which represents a $428,097 increase. The increase reflects an expansion of the direct customer service and technicians necessary to support the Company's new direction of higher margin Managed Services. The current executive management of the Company laid off all retail Internet sales personnel in August 2000. This layoff has contributed significantly to the reduction of selling expense as the sales focus changes from reselling retail based business class DSL connectivity to higher margin Managed Services, including Real Private Network(TM) (RPN(TM)) technology, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, and Professional Services.

GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was $2,210,197 for the three-month period ended November 30, 2000 and $625,225 for the three-month period ended November 30, 1999, which represents a $1,584,972 increase. These expenses have increased due to the requirements to support our client base and the normal operations of the Company. As of November 30, 2000, general and administrative expense primarily consisted of $806,816 in administrative wages, technical support engineers and related taxes and benefits; $228,615 in depreciation expense; $22,321 in operating equipment leases; $223,095 in systems implementation and costs; $258,422 for professional fees; $151,973 in rent expense; $41,200 in telephone expenses; $307,577 of non-cash charged for the vesting of previously issued options for services rendered and for compensation, and $170,178 in other operating expenses. Currently, the Company is taking aggressive steps to decrease future general and administrative expenses, reflecting increased operational efficiencies.

INTEREST EXPENSE

         Interest expense was $77,274 for the three-months ended November 30, 2000 and $26,483 for the three-months ended November 30, 1999. The increase in interest expense is substantially related to the company acquiring working capital through a line of credit, convertible note payable and related party notes payable. The increase is related to interest on new capital leases of $7,000, interest on the Company's line of credit of $16,000, interest on notes payable from related parties of $42,293, and interest on convertible note payable of $27,000, net of interest income of approximately $15,000.

NET LOSS

         The Company incurred a net loss for the three-month period ended November 30, 2000 of $2,279,186 compared to $115,939 for the three-month period ended November 30, 1999. The Company's near term focus is to become profitable by negotiating provider costs and reducing all expenses to minimum levels. However, we believe that we will incur losses in the near term and we cannot assure that the Company will be profitable in the future.

STOCKHOLDERS' (DEFICIT) EQUITY

         Stockholders' deficit increased by $2,960,237 from $(10,233,447) as of August 31, 2000 to ($13,193,684) as of November 30, 2000. The increase is attributable to the current quarter net loss of $2,279,186, dividends accrued on preferred stock of $61,205, the retirement of the former CEO's 15,000,000 shares of common stock for $1,000,000, the issuance of common stock in connection with the conversion of related party debt of $33,812, issuance of common stock for the conversion of preferred stock and accrued dividends of $18,285, cash received of $16,380 for short-swing profits, issuance of stock of $4,100 for compensation and vesting of previously issued options and warrants of $307,577.

ASSETS AND LIABILITIES

         Assets increased by $1,611,998 from $6,934,378 as of August 31, 2000 to $8,546,376 as of November 30, 2000. The increase was due primarily to increases in accounts receivable of $23,503, net property and equipment of $1,624,144 and decrease in cash of $10,345 and other assets of $25,304. Liabilities increased by $4,572,235 from $17,167,825 as of August 31, 2000 to $21,740,060 as of
November 30, 2000. The increase was primarily to increases in accounts payable and accrued expenses of $3,536,553, payroll and payroll related liabilities of $392,229, notes payable-related parties of $576,830, and other liabilities of $85,213; offset by a decrease in capital leases of $18,590. The increase in accounts payable and accrued expenses are associated with the increase in Internet service provider fees and third party costs associated with the implementation of software systems and systems costs.

LIQUIDIDTY AND CAPITAL RESOURCES
--------------------------------

GENERAL

         Overall, the Company had negative cash flows of $10,345 in the three-month period ended November 30, 2000 resulting from $1,608,678 cash provided by operating activities and $208,432 of cash provided by the Company's financing activities, offset by $1,827,455 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS

         Net cash provided in operating activities of $1,608,678 in the three-month period ended November 30, 2000 was primarily due to the net loss of $2,279,186 and an increase in accounts receivable of $623,503; offset partially by the increase of operating liabilities, principally accounts payable and accrued expenses of $3,536,553, payroll and related taxes of $392,229; accrued interest to related parties of $42,293; the fair market value of stock issued for salary of $4,100; vesting of previously issued options and warrants of $307,577; net of depreciation expense of $228,615.

CASH FLOWS FROM INVESTING

         Net cash used in investing activities of $1,827,455 in the three-month period ended November 30, 2000 funded purchases of property and equipment of $1,852,759, net of a decrease in deposits of $25,304.

CASH FLOWS FROM FINANCING

         Net cash provided by financing activities of $208,432 in the three-month period ended November 30, 2000 was primarily due to the proceeds from related party notes payable of $250,746 and the short-swing profits of $16,380; offset primarily by repayments on notes payable and capitalized leases obligations of $58,694.

         To date, the Company has satisfied our cash requirements primarily through debt and equity financings and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and to service our capital lease and debt financing obligations. The company believes that it will generate positive cash flow from operations within the next twelve months. There can be no assurances that the Company will be successful in securing additional financing, and if secured, it will be sufficient to satisfy working capital needs.

LONG-TERM FINANCING

         The Company believes that its anticipated funds from operations will not be sufficient to fund its working capital and other requirements through August 31, 2001. Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance its long-term operations ("Additional Funds"). Should the Company fail to raise the Additional Funds, the Company will have insufficient funds for the Company's intended operations for the next twelve months which may have a material adverse effect on the Company's long-term results of operations.

CONTINGENT LIABILITIES

         As of August 31, 2000, the Company had been billed approximately $2,744,000 from a third party for consultation services in connection with the implementation of certain software programs. The Company has retained the services of an outside consultant to examine the appropriateness of such services and related charges. As of November 30, 2000, the Company has not made any payments related to this charge and has accrued approximately $2,744,000 in accounts payable in the accompanying balance sheet.

         As of August 31, 2000, the Company entered into an agreement with a third party for software licenses and promotional support for approximately $1,261,000, with the intent to resell the related licenses to customers. As of November 30, 2000, the Company has not made any payments pursuant to this agreement and has accrued approximately $1,261,000 in accounts payable in the accompanying balance sheet. The Company is currently in the process of trying to renegotiate the amount due with the third party.

         The Company has recorded an accrual for past due payroll taxes as of November 30, 2000 due to the under-payment of the Company's payroll tax liability. As a result, the Company has accrued approximately $949,000 related to payroll taxes under accrued payroll and related liabilities in the accompanying balance sheet at November 30, 2000. The Company anticipates having this matter settled by August 31, 2001.

CAPITAL EXPENDITURES
         The Company has no future capital expenditures of significance planned during fiscal year 2001.

GOING CONCERN
         The Company's independent certified public accountants have stated in their report included in the Form 10-KSB as of August 31, 2000, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

INFLATION
         Management believes that inflation has not had a material effect on the Company's results of operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
                The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation, which it believes could have a materially adverse effect on its financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds
               During the quarter ended November 30, 2000, the Company issued 698,710 shares of common stock in connection with the conversion of 350 shares of Preferred A, plus accrued dividends in the amount of $18,285, at conversion prices ranging from $0.25 to $0.917 per share, in accordance with the conversion terms of the Preferred A shares. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

               During the quarter ended November 30, 2000, the Company issued 90,166 shares of common stock in connection with the conversion of certain related party notes payable of $33,812 at $0.375 per share based on the closing bid price of the Company's common stock on the date of conversion). This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

               During November 2000, the Board of Directors authorized the issuance of 10,000 shares of common stock valued at $4,100 (based on the closing bid price of the Company's common stock on the date of grant) to an employee for wages. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

               During November 2000, the Company agreed with the former Chairman and CEO to cancel 15,000,000 shares of common stock and increase his note payable by $1,000,000.

Item 3.  Defaults Upon Senior Securities
               None

Item 4.  Submission of Matters to a Vote of Security Holders
         No matters were submitted to the security holders for a vote during the three-month period ended November 30, 2000.

Item 5.  Other Information
               None

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibit Table:
             EX-27       Financial Data Schedule

         (b) Form 8-K:
1.      Resignation of registrant's director, dated
                     November 3, 2000.
             2. Amendment to severance agreement of the former CEO, dated November 28, 2000.
             3.      Changes in registrant's certifying accountant,

             The above reports on Form 8-K have been filed during the three-months ended November 30, 2000.

                                  [SIGNATURES]

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 16, 2000

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