Form 10QSB
period 2001-02-28
MYRIENT INC
filed 2001-03-22
CIK 949113

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended February 28, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
for the transition period from . . . . to . . . .

                         Commission file number 0-26578

                                  MYRIENT, INC.
                         (Formerly known as LMKI, INC.)
                                  -------------
        Exact name of small business issuer as specified in its charter)

            Nevada                                               33-0662114
            ------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

                      65 Enterprise, Aliso Viejo, CA 92656
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (949) 330-6500
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of February 28, 2001 the number of shares of common stock outstanding was 35,951,079.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                      INDEX


PART I.       Financial Information

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheet at February 28, 2001 (unaudited) and
                August 31, 2000 (audited)

              Consolidated Statements of Operations (unaudited) for the three and six months ended February 28, 2001 and 2000

              Consolidated Statements of Cash Flows (unaudited) for the six months ended February 28, 2001 and 2000

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

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                       MYRIENT, INC.
                              (Formerly known as LMKI, Inc.)
                                Consolidated Balance Sheets

                                                                  February 28,     August 31,
                                                                      2001           2000
                                                                  ------------   ------------
ASSETS                                                             (Unaudited)
  Current assets:
    Cash                                                          $    25,990    $    12,877
    Accounts receivable, net of allowance for
     doubtful accounts of $589,000 and $50,000                      2,938,726      1,633,204
                                                                  ------------   ------------
      Total current assets                                          2,964,716      1,646,081

  Property and equipment, net                                       6,336,738      4,935,343

  Deposits and other assets                                           391,697        352,954
                                                                  ------------   ------------
                                                                  $ 9,693,151    $ 6,934,378
                                                                  ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities:
    Account payable and accrued liabilities                       $16,968,910    $12,477,312
    Lines of credit                                                   950,000        600,000
    Convertible notes payable                                       1,000,000      1,000,000
    Accrued payroll and related liabilities                         1,120,000        557,356
    Accrued dividends payable                                         219,328        131,155
    Accrued interest payable to related parties                       226,889        143,163
    Derivative liability                                              580,000            -
    Current portion of capital lease obligations                       82,702         82,702
                                                                  ------------   ------------
      Total current liabilities                                    21,147,829     14,991,688

  Obligations under capital lease, net of current portion             111,755        155,964
  Convertible long-term note payable                                  400,000            -
  Related party notes payable                                       2,330,437      2,020,173
                                                                  ------------   ------------
                                                                   23,990,021     17,167,825
                                                                  ------------   ------------
Stockholders' deficit:
  Series A 6% convertible preferred stock,
    $.001 par value; 5,000 authorized,
    3,650 and 4,000 issued and outstanding,
    respectively; liquidation preference
    and accrued dividends of $3,857,515 and
    $4,131,155, respectively                                                4              4
  Common stock, $.001 par value;
    50,000,000, shares outstanding,
    35,951,079 and 42,288,367 shares issued
    and outstanding, respectively                                      35,953         42,289
  Deferred compensation                                              (270,000)           -
  Additional paid-in capital                                       15,401,197     15,397,404
  Accumulated deficit                                             (29,464,024)   (25,673,144)
                                                                  ------------   ------------
    Total stockholders' deficit                                   (14,296,870)   (10,233,447)
                                                                  ------------   ------------
                                                                  $ 9,693,151    $ 6,934,378
                                                                  ============   ============

                    The accompanying notes are an integral part of
                      these consolidated financial statements.


                                        MYRIENT, INC.
                               (Formerly known as LMKI, Inc.)
                           Consolidated Statements of Operations
                                         (Unaudited)

                                 Three months ended February 28,   Six months ended February 28,
                                 -------------------------------  -------------------------------
                                       2001            2000            2001             2000
                                 --------------   --------------  --------------   --------------
Net sales                        $   4,901,917    $   2,126,113   $   8,541,112    $   3,631,166

Cost of sales                        2,973,585        1,352,499       5,916,501        1,756,342
                                 --------------   --------------  --------------   --------------
Gross profit                         1,928,332          773,614       2,624,611        1,874,824

Operating expenses:
   Selling                           1,228,140          768,265       1,916,134        1,141,787
   General and administrative        1,831,034        1,813,573       4,041,231        2,566,537
                                 --------------   --------------  --------------   --------------
     Total operating expenses        3,059,174        2,581,838       5,957,365        3,708,324
                                 --------------   --------------  --------------   --------------
Loss from operations                (1,130,842)      (1,808,224)     (3,332,754)      (1,833,500)

Interest expense, net                  274,394           88,369         351,668          114,853
                                 --------------   --------------  --------------   --------------
Net loss                         $  (1,405,236)   $  (1,896,593)  $  (3,684,422)   $  (1,948,353)
                                 ==============   ==============  ==============   ==============

Net loss available to common
 stockholders per share          $       (0.05)   $       (0.05)  $       (0.11)   $       (0.05)
                                 ==============   ==============  ==============   ==============

Basic and diluted weighted
 average common shares              29,872,071       36,538,633      34,716,365       36,327,149
 outstanding                     ==============   ==============  ==============   ==============


                         The accompanying notes are an integral part of
                           these consolidated financial statements.


                                       MYRIENT, INC.
                              (Formerly known as LMKI, Inc.)
                           Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                            Six months ended February 28,
                                                           -------------------------------
                                                                 2001             2000
                                                           --------------   --------------
Cash flows from operating activities:
Net loss                                                   $  (3,684,422)   $  (1,948,353)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation                                                 465,710          102,583
    Amortization of goodwill                                           -          302,206
    Vesting of previously issued options and warrants            310,584                -
    Stock issued in exchange for salaries and services           100,895          352,920
    Interest expense related to increase in
     value of derivative liability                               151,429                -
    Changes in operating assets and liabilities:
        Accounts receivable, net                              (1,905,522)        (563,461)
        Other assets                                              16,202         (330,903)
        Account payable and accrued liabilities                4,491,598        3,065,553
        Accrued payroll and related liabilities                  562,644          (84,687)
        Accrued interest payable to related parties              112,346           31,570
                                                           --------------   --------------
    Net cash provided by operating activities                    621,464          927,428
                                                           --------------   --------------
Cash flows from investing activities:
  Purchases of property and equipment                         (1,867,105)      (3,378,679)
  Net increase in deposits                                       (98,023)        (256,085)
                                                           --------------   --------------
    Net cash used in investing activities                     (1,965,128)      (3,634,764)
                                                           --------------   --------------
Cash flows from financing activities:
 (Payments) refund on capitalized lease obligations              (44,209)          16,778
  Proceeds from preferred stock, net of offering costs                 -        3,658,100
  Proceeds from employee purchase of common stock                  8,505                -
  Proceeds from short-swing profits                               16,380                -
  Repayments on related party notes payable                      (93,645)               -
  Proceeds from borrowings on lines of credit                    644,000                -
  Proceeds from related party notes payable                      325,746          661,119
  Proceeds from unrelated party notes payable                    500,000                -
                                                           --------------   --------------
    Net cash provided by financing activities                  1,356,777        4,335,997
                                                           --------------   --------------

Net increase in cash                                              13,113        1,628,661
Cash, beginning of period                                         12,877          125,692
                                                           --------------   --------------
Cash, end of period                                        $      25,990    $   1,754,353
                                                           ==============   ==============

Supplemental cash flow disclosures:
  Cash paid for interest                                   $     116,513    $     114,853
                                                           ==============   ==============
  Cash paid for taxes                                      $      12,604    $           -
                                                           ==============   ==============

See the accompanying notes for non-cash investing and financing activities.

                        The accompanying notes are an integral part of
                           these consolidated financial statements.

                                  MYRIENT, INC.
                         (Formerly known as LMKI, Inc.)
              Notes to Condensed Consolidated Financial Statements
          For the three and six months ended February 28, 2001 and 2000
                                   (Unaudited)

NOTE 1.  MANAGEMENT'S REPRESENTATION:

         The management of Myrient, Inc. and its subsidiaries (the "Company" or "Myrient") (formerly known as LMKI, Inc.) without audit has prepared the consolidated financial statements included herein. The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of February 28, 2001, and the results of operations and cash flows for the three and six months ended February 28, 2001 and February 29, 2000.

NOTE 2.  DESCRIPTION OF BUSINESS

         Myrient is a Nevada Corporation engaged in providing high-speed Internet access, data, voice and video services to individuals and businesses.

NOTE 3.  ORGANIZATION AND SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES:

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $18,183,113, liabilities from the underpayment of payroll taxes (see Note 9), certain notes payable in default (see Notes 4, 5, and 6), a stockholders' deficit of $14,296,870, and losses from operations through February 28, 2001.

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

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Myrient, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

Deferred Revenue

         Deferred revenue represents billings in advance for fees related to high-speed Internet access, data, voice, and video services relating to future periods. The Company recognizes deferred revenue in the statement of operations as the service is provided. The Company has billed but not recognized approximately $896,000 of deferred revenue, as the related services have not yet been performed as of February 28, 2001.

NET LOSS PER COMMON SHARE

         The Company has adopted Statement of Accounting of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share". Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. The Company net loss has been increased for the effect of accrued dividends to preferred stockholders (see Note 11). Stock options and warrants outstanding are not considered common stock equivalents, as the effect on net loss per share would be anti-dilutive.

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

Website Development Costs

         In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of EITF 00-2 did not have a material impact on the Company's financial position or results of operations.

Derivative Instruments and Hedging Activities

         Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has embedded derivatives relating to the conversion feature on certain debt instruments.

         As of February 28, 2001, the Company recorded the fair value of all outstanding derivative instruments as liabilities on the balance sheet. The transition adjustment of approximately $151,000 was not material to earnings and is included in interest expense in the accompanying statement of operations.

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

NOTE 4.  RELATED PARTY NOTES PAYABLE

Stockholders

         From time to time, the Company borrows funds from several of its stockholders for working capital purposes. During the six months ended February 28, 2001, the Company had principal borrowings of approximately $325,746 from various stockholders and made principal repayments of approximately $93,645. Certain notes require monthly payments ranging from $5,000 to $40,000 with all principal and interest due on maturity dates through February 2001. The remaining notes require principal and interest on demand. The notes accrue interest ranging from 8% to 21%. The outstanding balance on these notes totaled $648,564, with accrued interest of $49,116, which is included in accrued interest payable at February 28, 2001. Interest expense incurred for the three and six months ended February 28, 2001 and 2000 was $41,935 and $50,197, and $57,680 and $59,228, respectively. As of the date of the report, certain notes were in default. The notes payable are shown as long-term debt as the note holders have agreed not to demand payment in the next twelve months.

         During the six months ended February 28, 2001, note holders converted $278,759 plus accrued interest of $28,620 of notes payable into 1,985,396 shares of the Company's common stock (based on the closing bid price of the Company's common stock on the date of conversion)(see Note 9).

Former Employee

         From time to time, the Company borrowed funds from its former Chairman and CEO (who resigned August 8, 2000) for working capital purposes. During the quarter ended February 28, 2001, the Company had no principal borrowing nor made any principal payment related to these borrowings. After considering the adjustments made in connection with a severance agreement between the Company and the former Chairman and CEO (see Note 7), the outstanding balance on this note at February 28, 2001 totaled $1,681,873 plus accrued interest of $177,773 (which is included in accrued interest payable to related party at February 28, 2001). The note, as amended, requires monthly payments ranging from $125,000 to $252,000 with all principal and interest due by September 15, 2001 and accrues interest at 8%, and is secured by 5,000,000 shares of stock held by the Company's President (see Note 7). Interest expense incurred for the three and six months ended February 28, 2001 and 2000 was $37,149 and $62,149; and $33,984 and $52,984, respectively. This note payable is shown as long-term debt as the note is subordinated to the $1,000,000 convertible note payable (see Note 6) and no payments will be made until the note is paid in full.

NOTE 5.  LINES OF CREDIT

         The Company has a revolving line of credit agreement (the "Line") with a financial institution. The Line bears interest at the prime rate (9.0% at February 28, 2001) plus 2% per annum. The Line is secured by substantially all of the Company's assets. The terms of the agreement provide for borrowings of up to the lesser of $600,000 or the aggregate of 80% of eligible accounts receivable, as defined. At February 28, 2001, the Company's outstanding borrowings totaled $600,000. The Line matured on February 15, 2001. The Company is in the process of renegotiating this Line with the financial institution. Interest expense incurred on the Line for the three and six months ended February 28, 2001 and 2000 was $17,360 and $33,360; and $4,189 and $4,189,
respectively.

         During January 2001, the Company received a commitment for a line of credit of up to $5,000,000 for working capital purposes from a financial institution. This line requires the President personally to secure the line with 1,000,000 shares of common stock. In addition, interest on the line is at 10% with a maturity date of six months from the date of each advance and no prepayment penalties. During the six months ended February 28, 2001, the Company has drawn $644,000 on this line of credit of which the lender has converted $294,000 into 2,177,778 shares of restricted common stock (based on the closing bid price of the Company's common stock on the date of conversion).

NOTE 6.  CONVERTIBLE NOTE PAYABLE

         The Company has a convertible note agreement (the "Note") with a financial institution for $1,000,000. The Note, bearing interest at the prime rate (9.0% at February 28, 2001) plus 5%, was due August 3, 2000 and is convertible to common stock if not paid by August 31, 2000, at a share price equal to the lesser of the share price on the date of the agreement or at a 30% discount of the share price on the date of conversion. As of February 28, 2001, the outstanding balance on the Note was $1,000,000. The Note requires the Company to maintain certain net worth and solvency ratio covenants, with which the Company was not in compliance as of February 28, 2001. Interest expense incurred for the three and six months ended February 28, 2001 was $29,255 and $45,502, respectively. Due to the conversion feature, the Company has recorded a derivative liability of $562,609 (representing the fair value of the conversion feature at February 28, 2001 using the Black-Scholes option pricing model) in the accompanying balance sheet at February 28, 2001.

         During the six months ended February 28, 2001, the Company borrowed $500,000 for working capital purposes from an unrelated third party. The borrowings are due January 16, 2003, accrue interest at prime (9.0% at February 28, 2001) plus two percent (2%) with interest payable in semi-annual payments beginning June 16, 2001. The note holder may convert the principal portion into shares of restricted common stock in traunches of $100,000 every 30 days, except under a default condition, where the entire balance due may be converted. The note is convertible into restricted common stock at a price equal to the fair market value on date of conversion, less a 15% restricted common stock discount, as defined. During the current quarter, the note holder converted $100,000 of principal into 869,565 shares of the Company's common stock at an exercise price of $0.115 (based on the closing bid price of the Company's common stock on the date of conversion). Due to the embedded conversion feature, the Company has recorded a derivative liability of $17,391 (represent the fair value of the conversion feature at February 28, 2001 using the Black-Scholes option pricing model) in the accompanying balance sheet at February 28, 2001.

NOTE 7.  SEVERANCE AGREEMENTS

         The Company entered into a severance agreement effective August 8, 2000 and restated and amended November 15, 2000, with the former Chairman and CEO, as follows:

         o the Company agreed to pay the former Chairman and CEO a severance amount of $120,000 payable in twelve equal monthly installments beginning August 10, 2000. Through February 28, 2001, the Company has made payments in the amount of $120,000, of which $110,000 was paid during the six months ended February 28, 2001, in connection with the severance liability;
         o the Company and the former Chairman and CEO agreed to offset a note payable to the former Chairman and CEO with certain accounts receivable in the amount of $600,000 from SpeeDSL, a related party (see Note 4);
         o the former Chairman and CEO agreed to return 15,000,000 shares of common stock and the Company would increase his note payable balance by $1,000,000 (see Note 4);
         o the Company's President agreed to secure the note payable to the former Chairman and CEO with 5,000,000 shares of common stock held personally by him (see Note 4); and
         o the former Chairman and CEO agreed to cancel 2,000,000 options that were outstanding at August 31, 2000.

        Effective August 8, 2000 the Company entered into a severance agreement with its former Chief Operating Officer ("COO"). The agreement requires the Company to pay the former COO a severance amount of $120,000 payable in twelve equal monthly installments beginning August 10, 2000. Through February 28, 2001, the Company has made payments in the amount of $90,000, of which $30,000 was paid during the three months ended February 28, 2001 in connection with the severance liability. At February 28, 2001, the Company has recorded the remaining undiscounted amount of $30,000 in accrued liabilities in the accompanying Balance Sheet.

NOTE 8.  ACCRUED PAYROLL TAXES

         The Company has recorded an accrual for past due payroll taxes as of February 28, 2001 due to the under-payment of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,120,000 related to payroll taxes and accrued payroll and related liabilities in the accompanying balance sheet at February 28, 2001. The Company is currently negotiating installment payments to settle this debt.

NOTE 9.  STOCKHOLDERS' EQUITY

Preferred Stock

         During the three and six months ended February 28, 2001, the Company has accrued $45,253 and $106,458 of dividends in connection with the outstanding Preferred Series A shares, of which $18,285 were converted into common stock in connection with the conversion of 350 shares of Preferred Series A (see below).

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

Stock Options and Warrants

         During the six months ended February 28, 2001, the Board of Directors granted to various employees, pursuant to the 2000 stock option plan, an aggregate of 2,013,000 options at exercise prices ranging from $0.14 to $0.562 (based on the closing bid price of the Company's common stock on the date of each grant). The options vest through May 2003 and are exercisable through January 2011. During the three months and six months ended February 28, 2001, the Company recognized $13,050 and $310,584, respectively of compensation and consulting expense in the statement of operations due to the vesting of previously issued options and warrants.

Common Stock

         During the six months ended February 28, 2001, the Company issued 698,710 shares of common stock in connection with the conversion of 350 shares of Preferred Series A, plus accrued dividends in the amount of $18,285, at conversion prices ranging from $0.25 to $0.917 per share, in accordance with the conversion terms of the Preferred A shares.

         During the six months ended February 28, 2001, the Company issued 1,985,396 shares of common stock in connection with the conversion of certain related party notes payable of $278,759 plus accrued interest of $28,620 (see
Note 4) at conversion prices ranging from $0.135 to $0.37 per share (based on the closing bid price of the Company's common stock on the date of conversion).

         During the six months ended February 28, 2001, the Company issued 3,047,343 shares of common stock in connection with the conversion of certain un-related third party notes payable of $394,000 (see Note 4) at conversion prices ranging from $0.115 to $0.135 per share (based on the closing bid price of the Company's common stock on the date of conversion).

         During the six months ended February 28, 2001, the Company issued 731,263 shares of common stock valued at $75,470 (based on the closing bid price of the Company's common stock on the date of grant) to employees for wages.

         During the six months ended February 28, 2001, the Company issued 2,000,000 shares of common stock valued at $270,000 (based on the closing bid price of the Company's common stock on the date of grant) as a sign on bonus for the new CEO. These shares were issued in February 2001 and will be recognized in the statement of operations as earned over a one-year period; therefore, the Company has recorded this as deferred compensation in the accompanying balance sheet.

         During the six months ended February 28, 2001, a Company officer bought 45,000 shares of common stock for $8,505.

         During the six months ended February 28, 2001, the Company issued 155,000 shares of common stock valued at $25,425 (based on the closing bid price of the Company's common stock on the date of grant) to various third parties for services provided.

NOTE 10. RELATED PARTY TRANSACTIONS

         During fiscal 2000, the former Chairman and CEO of the Company entered into a verbal contract with SpeeDSL, which is owned and operated by the son of the former Chairman and CEO, to be a reseller of access services. During the quarter ended November 30, 2000, the Company invoiced SpeeDSL approximately $190,000 for access fees. During the quarter ended February 28, 2001, the Company invoiced SpeeDSL approximately $158,000 for access fees, approximately $219,000 for customer provided equipment and approximately $245,000 for disconnect fees. In February, the Company stopped doing business with SpeeDSL and has reserved $500,000 towards the receivables balance of $721,000.

NOTE 11. EARNINGS PER SHARE

         Basic and diluted loss per common share for the three and six months ended February 28, 2001 and 2000 is computed as follows:

                                   Three Months    Three Months     Six Months      Six Months
                                   Feb 28, 2001    Feb 29, 2000    Feb 28, 2001    Feb 29, 2000
                                   -------------   -------------   -------------   -------------
Numerator for basic and diluted
 loss per common share:

 Net loss                         $ (1,405,236)   $ (1,896,593)   $ (3,684,422)   $ (1,948,353)
 Preferred dividends                   (45,253)        (40,087)       (106,458)        (40,087)
                                  -------------   -------------   -------------   -------------
 Net loss available to
  common stockholders             $ (1,450,489)   $ (1,936,680)   $ (3,790,880)   $ (1,988,440)
                                  =============   =============   =============   =============
Denominator for basic and diluted
 loss per common share:

 Weighted average common
  shares outstanding                29,872,071      36,538,633      34,716,365      36,327,149
                                  =============   =============   =============   =============
 Net loss per common share
  available to common
  stockholders                    $      (0.05)   $      (0.05)   $      (0.11)   $      (0.05)
                                  =============   =============   =============   =============

NOTE 12. SUBSEQUENT EVENTS

         In March the Company reached and agreement with Mesora Investors LLC ("Mesora"), the holder of its Preferred Series A shares for the retirement of all 3,645 of the outstanding shares, as follows:

         o As of March 8, 2001, Mesora converted 2,445 Preferred Series A shares, with a liquidation value of $2,445,000, plus all accrued dividends of $212,515, at a price of $0.90 per share, into 2,952,794 shares of Myrient's common stock.
         o Mesora converted 700 Preferred Series A shares, with a liquidation value of $700,000, at a price of $0.90 per share into 777,777 shares of Myrient's common stock, and has agreed to hold the shares for 120 days. During this period, Myrient has agreed to repurchase the shares at Mesora's cost for the sum of $700,000, personally guaranteed by Myrient's Vice Chairman and CEO.
         o Mesora has sold to Myrient the 500 remaining Preferred Series A shares at its cost for an aggregate price of $500,000.


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

RESULTS OF OPERATIONS

FOR THREE MONTHS ENDED FEBRUARY 28, 2001:
-----------------------------------------

Revenue

         Revenue totaled approximately $4,901,917 for the three months ended February 28, 2001, a $2,775,804 increase over revenue of $2,126,113 for the three months ended February 29, 2000. These increases reflect the growth in revenue from Real Private Network(TM) (RPN(TM)), Broadband Internet Access, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, Professional Services, from marketing arrangements with new strategic partners, and sale of equipment to support these product offerings.

Cost of Sales

         Cost of sales for the three months ended February 28, 2001 was $2,973,585, an increase of 1,621,086 from $1,352,499 for the three months ended February 29, 2000. Cost of sales consists primarily of access charges from local exchange carriers, backbone and Internet access costs, and the cost of customer equipment to support network systems. Gross profit percentage increased to 39% in 2001 from 36% in 2000. In an effort to reduce the monthly minimum usage fees of Internet service provider access, the Company is continuously negotiating new contracts with various providers to obtain competitive pricing; as a result the Company expects its gross profit percentage to continue increasing.

Selling Expense

         Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was $1,228,140 for the three months ended February 28, 2001 and $768,265 for the three months ended February 29, 2000, which represents a $459,875 increase. The current executive management of the Company has directed its sales focus from reselling retail based business class DSL connectivity to higher margin Managed Services, including Real Private Network(TM) (RPN(TM)) technology, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, and Professional Services.

General and Administrative Expense

         General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was $1,831,034 for the three months February 28, 2001 and $1,813,573 for the three months ended February 29, 2000, which represents a $17,461 increase. As of February 28, 2001, general and administrative expense primarily consisted of $630,116 in administrative wages, technical support engineers and related taxes and benefits; $237,095 in depreciation expense; $81,170 in operating equipment leases; $27,560 in systems implementation and costs; $275,627 for professional fees; $133,820 in rent expense; $99,890 in telephone expenses; $3,007 of non-cash charged for the vesting of previously issued options for services rendered and for compensation; $75,470 of non-cash charges for issuance of stock in lieu of compensation, and $267,279 in other operating expenses. Currently, the Company is taking aggressive steps to decrease future general and administrative expenses.

Interest Expense

         Interest expense was $274,394 for the three months ended February 28, 2001 and $88,369 for the three months ended February 29, 2000. The increase in interest expense is substantially related to the company acquiring working capital through a line of credit, convertible note payable and related party notes payable and the change in fair value of the derivative liability for the embedded conversion feature on convertible notes payable. The increase is related to interest on capital leases of $1,589, interest on the Company's line of credit of $17,360, interest on notes payable of $79,084, and interest on convertible note payable of $29,255 and the change in fair value of the embedded derivative liability related to the convertible notes payable of $151,429 (net of previously recorded conversion feature of $428,571), net of interest income of approximately $4,323.

Net Loss

         As a result of the above factors, the Company incurred a net loss for the three-month period ended February 28, 2001 of $1,405,236 or $0.05 per share compared to $1,896,593 or $0.05 per share for the three months ended February 29, 2000. The Company's near term focus is to become profitable by negotiating provider costs and reducing all expenses to minimum levels. However, we cannot assure that the Company will be profitable in the future.

FOR SIX MONTHS ENDED FEBRUARY 28, 2001:
---------------------------------------

Revenue

         Revenue totaled approximately $8,541,112 for the six months ended February 28, 2001, a $4,909,946 increase over revenue of $3,631,166 for the six months ended February 29, 2000. These increases reflect the growth in revenue from Real Private Network(TM) (RPN(TM)), Broadband Internet Access, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, Professional Services, from marketing arrangements with new strategic partners, and sale of equipment to support these product offerings.

Cost of Sales

         Cost of sales for the six months ended February 28, 2001 was $5,916,501, an increase of 4,160,159 from $1,756,342 for the six months ended February 29, 2000. Cost of sales consists primarily of access charges from local exchange carriers, backbone and Internet access costs, and the cost of customer equipment to support network systems. Gross profit percentage decreased to 31% in 2001 from 52% in 2000. In an effort to reduce the monthly minimum usage fees of Internet service provider access, the Company is continuously negotiating new contracts with various providers to obtain competitive pricing; as a result the Company expects its gross profit percentage to increase.

Selling Expense

         Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was $1,916,134 for the six months ended February 28, 2001 and $1,141,787 for the six months ended February 29, 2000, which represents a $774,347 increase. The current executive management of the Company has directed its sales focus from reselling retail based business class DSL connectivity to higher margin Managed Services, including Real Private Network(TM) (RPN(TM)) technology, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, and Professional Services.

General and Administrative Expense

         General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was $4,041,231 for the six months February 28, 2001 and $2,566,537 for the six months ended February 29, 2000, which represents a $1,474,694 increase. As of February 28, 2001, general and administrative expense primarily consisted of $1,377,099 in administrative wages, technical support engineers and related taxes and benefits; $465,710 in depreciation expense; $103,492 in operating equipment leases; $250,655 in systems implementation and costs; $534,049 for professional fees; $285,794 in rent expense; $141,280 in telephone expenses; $310,584 of non-cash charges for the vesting of previously issued options for services rendered and for compensation; $75,470 of non-cash charges for issuance of stock in lieu of compensation, and $497,098 in other operating expenses. Currently, the Company is taking aggressive steps to decrease future general and administrative expenses.

Interest Expense

         Interest expense was $351,668 for the six months ended February 28, 2001 and $114,853 for the six months ended February 29, 2000. The increase in interest expense is substantially related to the company acquiring working capital through a line of credit, convertible note payable and related party notes payable and the change in the fair value of the derivative liability for the conversion feature on convertible notes payable. The increase is related to interest on capital leases of $15,000, interest on the Company's line of credit of $33,360, interest on notes payable of $125,700, and interest on convertible note payable of $45,502 and the change in fair value of the embedded derivative liability related to the convertible notes payable of $151,429 (net of previously recorded conversion feature of $428,571), net of interest income of approximately $19,323.

Net Loss

         As a result of the above factors, the Company incurred a net loss for the six months ended February 28, 2001 of $3,684,422 or $0.11 per share compared to $1,948,353 or $0.05 per share for the six months ended February 29, 2000. The Company's near term focus is to become profitable by negotiating provider costs and reducing all expenses to minimum levels. However, we cannot assure that the Company will be profitable in the future.

STOCKHOLDERS' DEFICIT

         Stockholders' deficit increased by $4,063,423, from $(10,233,447) as of August 31, 2000 to ($14,296,870) as of February 28, 2001. The increase is attributable to the six month net loss of $3,684,422, dividends accrued on preferred stock of $106,458, the retirement of the former CEO's 15,000,000 shares of common stock for $1,000,000, and the reclassification of a beneficial conversion to an embedded derivative liability on convertible notes payable of $428,571; offset by the issuance of common stock in connection with the conversion of debt for $701,379, issuance of common stock for the conversion of preferred stock and accrued dividends of $18,285, cash received of $16,380 for short-swing profits, issuance of stock of $100,895 for services, vesting of previously issued options and warrants of $310,584, and the receipt of cash for stock sale of $8,505.

ASSETS AND LIABILITIES

         Assets increased by $2,758,773 from $6,934,378 as of August 31, 2000 to $9,693,151 as of February 28, 2001. The increase was due primarily to increases in accounts receivable of $1,305,522, net property and equipment of $1,401,395, cash of $13,113 and other assets of $38,743. Liabilities increased by $6,822,196 from $17,167,825 as of August 31, 2000 to $23,990,021 as of February 28, 2001.
The increase was primarily to increases in accounts payable and accrued expenses of $4,491,598, lines of credit of $350,000, payroll and payroll related liabilities of $562,644, notes payable-related parties of $310,264, convertible long-term note payable of $400,000, derivative liability on convertible notes payable of $580,000, and other liabilities of $171,899; offset by a decrease in capital leases of $44,209.

LIQUIDITY AND CAPITAL RESOURCES

General

         Overall, the Company had positive cash flows of $13,113 in the six months ended February 28, 2001 resulting from $621,464 of cash provided by operating activities and $1,356,777 of cash provided by the Company's financing activities, offset by $1,965,128 of cash used in investing activities.

Cash Flows from Operations

         Net cash provided by operating activities of $621,464 in the six months ended February 28, 2001 was primarily due to the increase of other assets of $16,202, operating liabilities, principally accounts payable and accrued expenses of $4,491,598, payroll and related taxes of $562,644; accrued interest to related parties of $112,346; interest expense related to the increase in value of derivative liability of $151,429, the fair market value of stock issued for salaries and services of $100,895; vesting of previously issued options and warrants of $310,584; net of a depreciation expense of $465,710; offset by the net loss of $3,684,422 and an increase in accounts receivable of $1,905,522.

Cash Flows from Investing

         Net cash used in investing activities of $1,965,128 in the six months ended February 28, 2001 funded purchases of property and equipment of $1,867,105 and an increase in deposits of $98,023.

Cash Flows from Financing

         Net cash provided by financing activities of $1,356,777 in the six months ended February 28, 2001 was primarily due to the proceeds from unrelated party notes payable of $500,000, related party notes payable of $325,746, borrowings on lines of credit of $644,000, employee purchase of common stock for $8,505, and the short-swing profits of $16,380; offset primarily by repayments on notes payable and capitalized leases obligations of $137,854.

         To date, the Company has satisfied its cash requirements primarily through debt and equity financings and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and to service capital lease and debt financing obligations. The Company believes that it will generate positive cash flow from operations within the next twelve months. There can be no assurances that the Company will be successful in securing additional financing, and if secured, it will be sufficient to satisfy working capital needs.

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

CONTINGENT LIABILITIES

         As of August 31, 2000, the Company had been billed approximately $2,744,000 from a third party for consultation services in connection with the implementation of certain software programs. The Company has retained the services of an outside consultant to examine the appropriateness of such services and related charges. As of February 28, 2001, the Company has not made any payments related to this charge and has accrued approximately $2,744,000 in accounts payable in the accompanying balance sheet.

         As of August 31, 2000, the Company entered into an agreement with a third party for software licenses and promotional support for approximately $1,261,000, with the intent to resell the related licenses to customers. As of February 28, 2001, the Company has not made any payments pursuant to this agreement and has accrued approximately $1,261,000 in accounts payable in the accompanying balance sheet. The Company is currently in the process of trying to renegotiate the amount due with the third party.

         The Company has recorded an accrual for past due payroll taxes due to the under-payment of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,120,000 related to payroll taxes under accrued payroll and related liabilities in the accompanying balance sheet at February 28, 2001. The Company is currently negotiating installment payments to settle this debt.

CAPITAL EXPENDITURES

         The Company has no future capital expenditures of significance planned for the remainder of its fiscal year 2001.

GOING CONCERN

         The Company's independent certified public accountants have stated in their report included in the Form 10-KSB as of August 31, 2000, that since the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders deficit, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2.  Changes in Securities and Use of Proceeds

         During the six months ended February 28, 2001, the Company issued 698,710 shares of common stock in connection with the conversion of 350 shares of Preferred Series A, plus accrued dividends in the amount of $18,285, at conversion prices ranging from $0.25 to $0.917 per share, in accordance with the conversion terms of the Preferred Series A shares. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         During the six months ended February 28, 2001, the Company issued 1,985,396 shares of common stock in connection with the conversion of certain related party notes payable of $278,759 plus accrued interest of $28,620 at conversion prices ranging from $0.135 to $0.37 per share (based on the closing bid price of the Company's common stock on the date of conversion). This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         During the six months ended February 28, 2001, the Company issued 3,047,343 shares of common stock in connection with the conversion of certain un-related third party notes payable of $394,000 at conversion prices ranging from $0.115 to $0.135 per share (based on the closing bid price of the Company's common stock on the date of conversion). This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         During the six months ended February 28, 2001, the Company issued 731,263 shares of common stock valued at $75,470 (based on the closing bid price of the Company's common stock on the date of grant) to employees for wages. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         During the six months ended February 28, 2001, the Company issued 2,000,000 shares of common stock valued at $270,000 as a sign on bonus for the new CEO. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         During the six months ended February 28, 2001, the Company issued 45,000 shares of common stock purchased by an officer for $8,505. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         During the six months ended February 28, 2001, the Company authorized the issuance of 155,000 shares of common stock valued at $25,425 (based on the closing bid price of the Company's common stock on the date of grant) to various third parties for services provided. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.


Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company provided a mail out to all shareholders of record for the following:

         1. Approval of Amended and Restated 1999 and 2000 Stock Option Plan dated February 8, 2001

         2. Approval of name change from LMKI, Inc. to Myrient, Inc. dated February 21, 2001

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Form 8-K:

         1. Notice of filing formal complaint against former officers and directors dated January 25, 2001

         2. Notice of elimination of Chief Information Officer position dated January 30, 2001

         3.       Notice of change of corporate name and symbol dated February
                  8, 2001

         4. Notice of announcement of new CEO and Vice Chairman dated February 12, 2001

         The above reports on Form 8-K have been filed during the three months ended February 28, 2001.

                                  [SIGNATURES]

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MYRIENT, INC. (Registrant)

Signature                           Title                     Date
---------                           -----                     ----

/S/ Toan V. Dinh                 Vice Chairman and         March 21, 2001
-------------------------------- Chief Executive Officer
Toan V. Dinh


/S/ Bryan L. Turbow              Director and              March 21, 2001
-------------------------------- President/CTO
Bryan L. Turbow