Form 10QSB
period 2001-05-31
MYRIENT INC
filed 2001-07-13
CIK 949113

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended May 31, 2001

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

As of July 6, 2001 the number of shares of common stock outstanding was 39,770,854.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                      INDEX


PART I.       Financial Information

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheet at May 31, 2001 (unaudited) and
                August 31, 2000 (audited)

              Consolidated Statements of Operations (unaudited) for the three and nine months ended May 31, 2001 and 2000

              Consolidated Statements of Cash Flows (unaudited) for the nine months ended May 31, 2001 and 2000

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

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  MYRIENT, INC.
                         (Formerly known as LMKI, Inc.)
                           Consolidated Balance Sheets

                                                                     May 31,       August 31,
                                                                      2001           2000
                                                                  ------------   ------------
ASSETS                                                             (Unaudited)
  Current assets:
    Cash                                                          $   269,839    $    12,877
    Accounts receivable, net of allowance for
     doubtful accounts of $712,000 and $50,000                      2,720,935      1,633,204
                                                                  ------------   ------------
      Total current assets                                          2,990,774      1,646,081

  Property and equipment, net                                       6,102,010      4,935,343

  Deposits and other assets                                           224,979        352,954
                                                                  ------------   ------------
                                                                  $ 9,317,763    $ 6,934,378
                                                                  ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities:
    Account payable and accrued liabilities                       $16,117,203    $12,477,312
    Lines of credit                                                   500,000        600,000
    Convertible note payable                                        1,000,000      1,000,000
    Notes payable                                                     598,735            -
    Related party notes payable                                       850,000            -
    Accrued payroll and related liabilities                         1,164,900        557,356
    Accrued dividends payable                                             -          131,155
    Accrued interest payable to related parties                       280,853        143,163
    Current portion of capital lease obligations                       82,702         82,702
                                                                  ------------   ------------
      Total current liabilities                                    20,594,393     14,991,688

  Obligations under capital lease, net of current portion              89,190        155,964
  Convertible long-term note payable                                  400,000            -
  Related party notes payable, net of current portion               3,474,787      2,020,173
                                                                  ------------   ------------
                                                                   24,558,370     17,167,825
                                                                  ------------   ------------
Stockholders' deficit:
  Series A 6% convertible preferred stock,
    $.001 par value; 5,000 shares authorized,
    0 shares and 4,000 shares issued and outstanding
    respectively, liquidation preference and accrued
    dividends of $0 and $4,131,155, respectively                          -                4
  Common stock, $.001 par value;
    50,000,000 shares authorized,
    39,770,854 and 42,288,367 shares issued
    and outstanding, respectively                                      39,773         42,289
  Deferred compensation                                              (135,000)           -
  Additional paid-in capital                                       14,885,525     15,397,404
  Accumulated deficit                                             (30,030,905)   (25,673,144)
                                                                  ------------   ------------
    Total stockholders' deficit                                   (15,240,607)   (10,233,447)
                                                                  ------------   ------------
                                                                  $ 9,317,763    $ 6,934,378
                                                                  ============   ============


                         The accompanying notes are an integral part of
                            these consolidated financial statements.

                                  MYRIENT, INC.
                         (Formerly known as LMKI, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                    Three months ended May 31,       Nine months ended May 31,
                                 -------------------------------  -------------------------------
                                       2001            2000            2001             2000
                                 --------------   --------------  --------------   --------------
Net sales                        $   3,782,311    $   2,621,354   $  12,323,423    $   6,252,520

Cost of sales                        2,319,593        1,531,327       8,236,094        3,287,669
                                 --------------   --------------  --------------   --------------
Gross profit                         1,462,718        1,090,027       4,087,329        2,964,851

Operating expenses:
   Selling                             466,989        1,216,654       2,383,123        2,358,441
   General and administrative        1,571,286        2,686,441       5,612,517        5,127,478
                                 --------------   --------------  --------------   --------------
     Total operating expenses        2,038,275        3,903,095       7,995,640        7,485,919
                                 --------------   --------------  --------------   --------------
Loss from operations                  (575,557)      (2,813,068)     (3,908,311)      (4,521,068)

Derivative interest
 (income) expense                     (151,429)               -               -                -
Interest expense, net                  142,752          116,697         342,990          231,551
                                 --------------   --------------  --------------   --------------
Net loss                         $    (566,880)   $  (2,929,765)  $  (4,251,301)   $  (4,752,619)
                                 ==============   ==============  ==============   ==============

Net loss available to common
 stockholders per share          $       (0.02)   $       (0.08)  $       (0.12)   $       (0.13)
                                 ==============   ==============  ==============   ==============

Basic and diluted weighted
 average common shares              37,388,928       37,249,566      35,749,535       36,634,622
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


                                  MYRIENT, INC.
                         (Formerly known as LMKI, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Nine months ended May 31,
                                                           -------------------------------
                                                                 2001             2000
                                                           --------------   --------------
Cash flows from operating activities:
Net loss                                                   $  (4,251,301)   $  (4,752,619)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation                                                 700,438          272,740
    Amortization of goodwill                                           -          328,653
    Vesting of previously issued options and warrants            313,591                -
    Stock issued in exchange for salaries and services           284,139          632,643
    Changes in operating assets and liabilities:
        Accounts receivable, net                              (1,087,731)      (1,279,966)
        Other assets                                              16,893         (493,003)
        Account payable and accrued liabilities                3,639,891        1,780,690
        Accrued payroll and related liabilities                  607,544           (2,226)
        Accrued interest payable to related parties              155,302           56,860
                                                           --------------   --------------
    Net cash provided by operating activities                    378,766       (3,456,228)
                                                           --------------   --------------
Cash flows from investing activities:
  Cash acquired in acquisition of Color Networks                       -            2,837
  Purchases of property and equipment                         (1,867,105)      (2,497,602)
  Net decrease/(increase) in deposits                            111,082         (134,597)
                                                           --------------   --------------
    Net cash used in investing activities                     (1,756,023)      (2,629,362)
                                                           --------------   --------------
Cash flows from financing activities:
  Payments on capitalized lease obligations                      (66,774)        (112,423)
  Proceeds from preferred stock, net of offering costs                 -        4,578,100
  Proceeds from employee purchase of common stock                  8,505                -
  Proceeds from short-swing profits                               16,380                -
  Repurchase of preferred stock                                 (500,000)               -
  Payments on related party notes payable                       (709,718)               -
  Proceeds from borrowings on lines of credit, net               792,735        1,360,150
  Proceeds from related party notes payable                    2,093,091          505,562
                                                           --------------   --------------
    Net cash provided by financing activities                  1,634,219        6,331,389
                                                           --------------   --------------

Net increase in cash                                             256,962          245,799
Cash, beginning of period                                         12,877          125,692
                                                           --------------   --------------
Cash, end of period                                        $     269,839    $     371,491
                                                           ==============   ==============

Supplemental cash flow disclosures:
  Cash paid for interest                                   $     249,478    $     231,551
                                                           ==============   ==============
  Cash paid for taxes                                      $      14,612    $           -
                                                           ==============   ==============

See the accompanying notes for non-cash investing and financing activities.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  MYRIENT, INC.
                         (Formerly known as LMKI, Inc.)
                    Notes to Condensed Consolidated Financial
               Statements For the three and nine months ended May
                                31, 2001 and 2000
                                   (Unaudited)

NOTE 1.  MANAGEMENT'S REPRESENTATION:

         The management of Myrient, Inc. and its subsidiaries (the "Company" or "Myrient") (formerly known as LMKI, Inc.) without audit has prepared the consolidated financial statements included herein. The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of May 31, 2001, and the results of operations and cash flows for the three and nine months ended May 31, 2001 and May 30, 2000. The interim results are not necessarily indicative of the results for the full year.

NOTE 2.  DESCRIPTION OF BUSINESS

         Myrient is a Nevada Corporation engaged in providing high-speed Internet access, data, voice and video services to individuals and businesses.

NOTE 3.  ORGANIZATION AND SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES:

Going Concern

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $17,603,619, liabilities from the underpayment of payroll taxes (see Note 8), a stockholders' deficit of $15,240,607, notes in default (see Notes 4 and 7), and losses from operations through May 31, 2001.

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

Principals of Consolidation

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

Revenue Recognition

         Fees for high-speed Internet access, data, voice and video services are recognized as services are provided. Fees charged for set-ups of new customers are recognized with the first month of services provided.

Deferred Revenue

         Deferred revenue represents billings in advance for fees related to high-speed Internet access, data, voice, and video services relating to future periods. The Company recognizes deferred revenue in the statement of operations as the service is provided. The Company has billed but not recognized approximately $816,000 of deferred revenue, as the related services have not yet been performed as of May 31, 2001.

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

Derivative Instruments and Hedging Activities

         Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has determined that there is no impact on its results of operations or financial position as a result of adopting this standard. The Company recognized interest expense of $151,429 related to derivative liability as of the quarter ended February 28, 2001, but has reversed this expense in the current quarter ended May 31, 2001, due to the fact the Company has determined that SFAS 133 does not apply to its financial instruments.

Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company has determined that there is no impact on its results of operations or financial position as a result of adopting this standard.

Reclassifications

         Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.

NOTE 4.  RELATED PARTY NOTES PAYABLE

Stockholders

         From time to time, the Company borrows funds from several of its stockholders for working capital purposes. During the nine months ended May 31, 2001, the Company had principal borrowings of approximately $1,443,091 from various stockholders and made principal repayments of approximately $109,718. Certain notes require monthly payments ranging from $5,000 to $40,000 with all principal and interest due on maturity dates through May 2001. The remaining notes require principal and interest on demand. The notes accrue interest ranging from 8% to 21%. The outstanding balance on these notes totaled $1,792,586, with accrued interest of $37,941, which is included in accrued interest payable to related party at May 31, 2001. As of the date of the report, certain notes were in default. The notes payable are shown as long-term debt as the note holders have agreed not to demand payment in the next twelve months.

         During May 2001, the Company borrowed $150,000 for working capital purposes from a related party. The borrowings and all accrued interest are due on demand.

         During the nine months ended May 31, 2001, note holders converted $278,759 of notes payable into 1,985,396 shares of the Company's common stock (based on the closing bid price of the Company's common stock on the date of conversion)(see Note 10).

Former Employee

         From time to time, the Company borrowed funds from its former Chairman and CEO (who resigned August 8, 2000) for working capital purposes. After considering the adjustments made in connection with a severance agreement between the Company and the former Chairman and CEO (see Note 7), the outstanding balance on this note at May 31, 2001 totaled $1,682,201 plus accrued interest of $225,838 (which is included in accrued interest payable to related party at May 31, 2001). The note, as amended, requires monthly payments ranging from $125,000 to $252,000 with all principal and interest due by September 15, 2001 and accrues interest at 8%, and is secured by 5,000,000 shares of stock held by the Company's President (see Note 8). This note payable is shown as long-term debt as the note is subordinated to the $1,000,000 convertible note payable (see Note 6) and no payments will be made until the note is paid in full.

NOTE 5.  LINE OF CREDIT

         During January 2001, the Company received a commitment for a line of credit of up to $5,000,000 for working capital purposes from a financial institution. This line requires the President to personally secure the line with 1,000,000 shares of common stock. In addition, interest on the line is accrued at 10% with a maturity date of six months from the date of each advance and no prepayment penalties. During the nine months ended May 31, 2001, the Company has drawn $792,735 on this line of credit of which the lender has converted $294,000 into 2,177,778 shares of restricted common stock (based on the closing bid price of the Company's common stock on the date of conversion).

         In April 2001, the Company's revolving line of credit agreement for $598,735 was renegotiated with a financial institution as a note agreement (the "Note"). The Note bears interest at the current monthly prime rate plus two percent (2%) with interest payable monthly. Repayment of note will begin in June 2001 with six principal payments of $18,750 each; in December 2001 with six principal payments of $28,125 each; and one principal payment of $317,485 in May 2002. The Note matures on May 30, 2002. The Note is secured by substantially all of the Company's assets.

NOTE 6.  CONVERTIBLE NOTE PAYABLE

         In April 2001, the Company's convertible note agreement (the "Note") with a financial institution for $1,000,000 was renegotiated. The Note bears interest at the current monthly prime rate plus two percent (2%) with interest payable monthly. Repayment of the note will begin in June 2001 with six principal payments of $31,250 each; in December 2001 with six principal payments of $46,875 each; and one principal payment of $437,500 in May 2002. The Note matures on May 30, 2002. The Note is secured by substantially all of the Company's assets and is convertible to common stock if not paid by May 30, 2002, at a share price equal to the lesser of the share price on the date of the agreement or at a 30% discount of the share price on the date of conversion. The Note requires the Company to maintain certain net worth and solvency ratio covenants, with which the Company was not in compliance as of May 31, 2001. The Company is currently working with the lender to resolve this matter.

         During the nine months ended May 31, 2001, the Company borrowed $500,000 for working capital purposes from a related party. The borrowings are due January 16, 2003, accrue interest at prime plus two percent (2%) with interest payable in semi-annual payments beginning June 16, 2001. The note holder may convert the principal portion into shares of restricted common stock in traunches of $100,000 every 30 days, except under a default condition, where the entire balance due may be converted. The note is convertible into restricted common stock at a price equal to the fair market value on date of conversion, less a 15% restricted common stock discount, as defined. During the nine months ended May 31, 2001, the note holder converted $100,000 of principal into 869,565 shares of the Company's common stock at an exercise price of $0.115 (based on the closing bid price of the Company's common stock on the date of conversion).

NOTE 7.  SEVERANCE AGREEMENTS

         The Company entered into a severance agreement effective August 8, 2000 and restated and amended November 15, 2000, with the former Chairman and CEO, as follows:

o the Company agreed to pay the former Chairman and CEO a severance amount of $120,000 payable in twelve equal monthly installments beginning August 10, 2000. Through May 31, 2001, the Company has made payments in the amount of $120,000, of which $110,000 was paid during the nine months ended May 31, 2001, in connection with the severance liability;
o the Company and the former Chairman and CEO agreed to offset a note payable to the former Chairman and CEO with certain accounts receivable in the amount of $600,000 from SpeeDSL, a related party (see Notes 4 and 10);
o the former Chairman and CEO agreed to return 15,000,000 shares of common stock and the Company would increase his note payable balance by $1,000,000 (see Note 4);
o the Company's President agreed to secure the note payable to the former Chairman and CEO with 5,000,000 shares of common stock held personally by him (see Note 4); and
o the former Chairman and CEO agreed to cancel 2,000,000 options that were outstanding at August 31, 2000.

        Effective August 8, 2000 the Company entered into a severance agreement with its former Chief Operating Officer ("COO"). The agreement requires the Company to pay the former COO a severance amount of $120,000 payable in twelve equal monthly installments beginning August 10, 2000. Through May 31, 2001, the Company has made payments in the amount of $120,000, of which $30,000 was paid during the three months ended May 31, 2001 in connection with the severance liability.

NOTE 8.  ACCRUED PAYROLL TAXES

         The Company has recorded an accrual for past due payroll taxes as of May 31, 2001 due to the under-payment of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,164,900 related to payroll taxes and accrued payroll and related liabilities in the accompanying balance sheet at May 31, 2001. The Company is currently negotiating installment payments to settle this debt and remaining current with payroll tax liability for calendar year 2001.

NOTE 9.  STOCKHOLDERS' EQUITY

Preferred Stock

         During the nine months ended May 31, 2001, the Company has accrued $106,460 of dividends in connection with the outstanding Preferred Series A shares, of which all accrued dividends were converted into common stock in connection with the conversion of 3,650 shares of Preferred Series A (see below).

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

Stock Options and Warrants

         During the nine months ended May 31, 2001, the Board of Directors granted to various employees, pursuant to the 2000 stock option plan, an aggregate of 2,013,000 options at exercise prices ranging from $0.14 to $0.562 (based on the closing bid price of the Company's common stock on the date of each grant). The options vest through May 2003 and are exercisable through January 2011. During the three and nine months ended May 31, 2001, the Company recognized $3,007 and $313,591 respectively, of compensation and consulting expense in the statement of operations due to the vesting of previously issued options and warrants.

Common Stock

         During the six months ended February 28, 2001, the Company issued 698,710 shares of common stock in connection with the conversion of 350 shares of Preferred Series A, plus accrued dividends in the amount of $18,285, at conversion prices ranging from $0.25 to $0.917 per share, in accordance with the conversion terms of the Preferred A shares.

         During March 2001 the Company reached and agreement with Mesora Investors LLC ("Mesora"), the holder of its Preferred Series A shares for the retirement of all 3,650 of the outstanding shares. As of March 8, 2001, Mesora converted 2,450 Preferred Series A shares, with a liquidation value of $2,450,000, plus all accrued dividends of $237,615, at a price of $0.91 per share, into 2,952,794 shares of Myrient's common stock. Mesora converted 700 Preferred Series A shares, with a liquidation value of $700,000, at a price of $0.90 per share into 777,777 shares of Myrient's common stock as collateral against a note payable of $700,000, and has agreed to hold the shares to May 17, 2001. As of May 17, 2001, Myrient has agreed to repurchase the shares at Mesora's cost of $700,000, personally guaranteed by Myrient's Vice Chairman. Mesora has sold to Myrient the 500 remaining Preferred Series A shares at its cost of $500,000 which the Company utilized the existing Line of Credit to make the purchase.
                                       12

         During the nine months ended May 31, 2001, the Company issued 1,985,396 shares of common stock in connection with the conversion of certain related party notes payable of $278,759 (see Note 4) at conversion prices ranging from $0.135 to $0.37 per share (based on the closing bid price of the Company's common stock on the date of conversion).

         During the nine months ended May 31, 2001, the Company issued 3,047,343 shares of common stock in connection with the conversion of certain third party notes payable of $394,000 (see Notes 4 and 6) at conversion prices ranging from $0.115 to $0.135 per share (based on the closing bid price of the Company's common stock on the date of conversion).

         During the nine months ended May 31, 2001, the Company issued 820,467 shares of common stock valued at $123,714 (based on the closing bid price of the Company's common stock on the date of grant) to employees for wages.

         During the nine months ended May 31, 2001, the Company issued 2,000,000 shares of common stock valued at $270,000 (based on the closing bid price of the Company's common stock on the date of grant) as a sign on bonus for the new CEO. These shares were issued in February 2001 and will be recognized in the statement of operations as earned over a one-year period; therefore, the Company has recorded this as deferred compensation in the accompanying balance sheet. As of May 31, 2001 the Company has recognized $135,000 of compensation in the current statement of operations.

         During the nine months ended May 31, 2001, a Company officer bought 45,000 shares of common stock for $8,505.

         During the nine months ended May 31, 2001, the Company issued 155,000 shares of common stock valued at $25,425 (based on the closing bid price of the Company's common stock on the date of grant) to various third parties for services provided.

NOTE 10. RELATED PARTY TRANSACTIONS

         During fiscal 2000, the former Chairman and CEO of the Company entered into a verbal contract with SpeeDSL, which is owned and operated by the son of the former Chairman and CEO, to be a reseller of access services. During the quarter ended November 30, 2000, the Company invoiced SpeeDSL approximately $190,000 for access fees. During the quarter ended February 28, 2001, the Company invoiced SpeeDSL approximately $158,000 for access fees, approximately $219,000 for customer provided equipment and approximately $245,000 for disconnect fees. In February, the Company stopped doing business with SpeeDSL. As of May 31, 2001 the Company has reserved $620,000 towards the receivables balance of $721,000.

NOTE 11. EARNINGS PER SHARE

         Basic and diluted loss per common share for the three and nine months ended May 31, 2001 and 2000 is computed as follows:

                                   Three Months    Three Months    Nine Months     Nine Months
                                   May 31, 2001    May 31, 2000    May 31, 2001    May 31, 2000
                                   -------------   -------------   -------------   -------------
Numerator for basic and diluted
 loss per common share:

 Net loss                          $   (566,880)   $ (2,929,765)   $ (4,251,301)   $ (4,752,619)
 Preferred dividends                       ( - )        (65,144)       (106,458)       (105,230)
                                   -------------   -------------   -------------   -------------
 Net loss available to
  common stockholders              $   (566,880)   $ (2,994,909)   $ (4,357,759)   $ (4,857,849)
                                   =============   =============   =============   =============
Denominator for basic and diluted
 loss per common share:

 Weighted average common
  shares outstanding                 37,388,928      37,249,566      35,749,535      36,634,622
                                   =============   =============   =============   =============
Net loss per common share
 available to common
 stockholders                      $      (0.02)   $      (0.08)   $      (0.12)   $      (0.13)
                                   =============   =============   =============   =============


NOTE 12. SUBSEQUENT EVENTS

         The Company is in negotiations with the former Chief Executive Officer to resolve issues related to the severance agreement (see Note 7).

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

RESULTS OF OPERATIONS

For three months ended May 31, 2001:
------------------------------------

Revenue

         Revenue totaled approximately $3,782,311 for the three months ended May 31, 2001, a $1,160,957 increase over revenue of $2,621,354 for the three months ended May 31, 2000. These increases reflect the growth in revenue from Real Private Network(TM) (RPN(TM)), Broadband Internet Access, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, Professional Services, from marketing arrangements with new strategic partners, and sale of equipment to support these product offerings.

Cost of Sales

         Cost of sales for the three months ended May 31, 2001 was $2,319,593, an increase of 788,266 from $1,531,327 for the three months ended May 31, 2000. Cost of sales consists primarily of access charges from local exchange carriers, backbone and Internet access costs, and the cost of customer equipment to support network systems. Gross profit percentage decreased to 39% in 2001 from 42% in 2000. The gross profit percentage decrease is due to the re-focus of selling efforts to Managed Services, which have an increased upfront cost for customized solutions. In an effort to reduce the monthly minimum usage fees of Internet service provider access, the Company is continuously negotiating new contracts with various providers to obtain competitive pricing; as a result the Company expects its gross profit percentage to increase.

Selling Expense

         Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was $466,989 for the three months ended May 31, 2001 and $1,216,654 for the three months ended May 31, 2000, which represents a $749,665 decrease. During the quarter ended May 31, 2000 the Company was focused on garnering market share of the business class broadband market with increased personnel and incentive programs. The current executive management of the Company has directed its sales focus from reselling retail based business connectivity to higher margin Managed Services thereby significantly reducing selling costs.

General and Administrative Expense

         General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was $1,571,286 for the three months May 31, 2001 and $2,686,441 for the three months ended May 31, 2000, which represents a $1,115,155 decrease. As of May 31, 2001, general and administrative expense primarily consisted of $486,146 in administrative wages, technical support engineers and related taxes and benefits; $234,728 in depreciation expense; $465,998 in operating equipment leases; $123,602 for professional fees; $137,668 in rent expense; $74,116 in telephone expenses; $3,007 of non-cash charged for the vesting of previously issued options for services rendered and for compensation; $165,533 of non-cash charges for issuance of stock in lieu of compensation, $170,874 for research and development expenses, and $217,114 in other operating expenses; offset by $507,500 for the reduction of costs expensed in the prior year. The Company is continuing aggressive steps to decrease future general and administrative expenses.

Interest Expense

         Interest expense was ($8,677) for the three months ended May 31, 2001 and $116,697 for the three months ended May 31, 2000. The net decrease in interest expense is substantially related to the reversal of $151,429 of derivative interest expense in the three months ended May 31, 2001 for the embedded conversion feature on convertible notes payable which was recorded to interest expense in the three months ended February 28, 2001, as such entry was not required under SFAS 133. The remaining amount of interest expense in 2001 of $143,915 is directly related to the Company acquiring working capital through a convertible note payable and related party notes payable. Interest expense is comprised of interest on capital leases of $25,169, interest on the Company's line of credit of $16,560, interest on notes payable of $72,623, and interest on convertible note payable of $29,563, net of interest income of approximately $1,163.

Net Loss

         As a result of the above factors, the Company incurred a net loss for the three-month period ended May 31, 2001 of $566,880 or $0.02 per share compared to $2,929,765 or $0.08 per share for the three months ended May 31, 2000. The Company's near term focus is to become profitable by negotiating provider costs and reducing all expenses to minimum levels. However, we cannot assure that the Company will be profitable in the future.

For nine months ended May 31, 2001:
-----------------------------------

Revenue

         Revenue totaled approximately $12,323,423 for the nine months ended May 31, 2001, a $6,070,903 increase over revenue of $6,252,520 for the nine months ended May 31, 2000. These increases reflect the growth in revenue from Real Private Network(TM) (RPN(TM)), Broadband Internet Access, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, Professional Services, from marketing arrangements with new strategic partners, and sale of equipment to support these product offerings.

Cost of Sales

         Cost of sales for the nine months ended May 31, 2001 was $8,236,094, an increase of 4,948,425 from $3,287,669 for the nine months ended May 31, 2000. Cost of sales consists primarily of access charges from local exchange carriers, backbone and Internet access costs, and the cost of customer equipment to support network systems. Gross profit percentage decreased to 33% in 2001 from 47% in 2000. In an effort to reduce the monthly minimum usage fees of Internet service provider access, the Company is continuously negotiating new contracts with various providers to obtain competitive pricing; as a result the Company expects its gross profit percentage to increase.

Selling Expense

         Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was $2,383,123 for the nine months ended May 31, 2001 and $2,358,441 for the nine months ended May 31, 2000, which represents a $24,682 increase. During the nine months ended May 31, 2000 the company was focused on garnering market share of the business class broadband market with increased personnel and incentive programs. The current executive management of the Company has directed its sales focus from reselling retail based business connectivity to higher margin Managed Services thereby significantly controlling overhead costs.

General and Administrative Expense

         General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was $5,612,517 for the nine months May 31, 2001 and $5,127,478 for the nine months ended May 31, 2000, which represents a $485,039 increase. As of May 31, 2001, general and administrative expense primarily consisted of $1,949,376 in administrative wages, technical support engineers and related taxes and benefits; $700,438 in depreciation expense; $569,491 in operating equipment leases; $250,655 in systems implementation and costs; $657,651 for professional fees; $423,462 in rent expense; $215,396 in telephone expenses; $313,591 of non-cash charges for the vesting of previously issued options for services rendered and for compensation; $284,139 of non-cash charges for issuance of stock in lieu of compensation and services, $190,679 for research and development expense, and $565,139 in other operating expenses; offset by $507,500 for the reduction of costs expensed in the prior year. The Company is continuing aggressive steps to decrease future general and administrative expenses.

Interest Expense

         Interest expense was $342,990 for the nine months ended May 31, 2001 and $231,551 for the nine months ended May 31, 2000. The increase in interest expense is substantially related to the company acquiring working capital through a convertible note payable and related party notes payable. Interest is comprised of interest on capital leases of $32,356, interest on the Company's line of credit of $65,816, interest on notes payable of $147,104, and interest on convertible note payable of $103,201, net of interest income of approximately $5,487.

Net Loss

         As a result of the above factors, the Company incurred a net loss for the nine months ended May 31, 2001 of $4,251,301 or $0.12 per share compared to $4,752,619 or $0.13 per share for the nine months ended May 31, 2000. The Company's near term focus is to become profitable by negotiating provider costs and reducing all expenses to minimum levels. However, we cannot assure that the Company will be profitable in the future.

STOCKHOLDERS' DEFICIT

         Stockholders' deficit increased by $5,007,160, from $(10,233,447) as of August 31, 2000 to ($15,240,607) as of May 31, 2001. The increase is attributable to the nine month net loss of $4,251,301, dividends accrued on preferred stock of $106,460, the retirement of the former CEO's 15,000,000 shares of common stock for $1,000,000, issuance of common stock for the conversion of preferred stock and accrued dividends of $944,100; offset by the issuance of common stock in connection with the conversion of debt for $672,759, cash received of $16,380 for short-swing profits, issuance of stock of $284,139 in lieu of wages and services, vesting of previously issued options and warrants of $313,591, and the receipt of cash for stock sale of $8,505.

ASSETS AND LIABILITIES

         Assets increased by $2,383,385 from $6,934,378 as of August 31, 2000 to $9,317,763 as of May 31, 2001. The increase was due primarily to increases in accounts receivable of $1,087,731, net property and equipment of $1,166,667, cash of $256,962; offset by a decrease in other assets of $127,975. Liabilities increased by $7,390,545 from $17,167,825 as of August 31, 2000 to $24,558,370 as of May 31, 2001. The increase was primarily to increases in accounts payable and accrued expenses of $3,639,891, lines of credit of $500,000, notes payable of $598,735, payroll and payroll related liabilities of $607,544, notes payable-related parties of $2,304,614, convertible long-term note payable of $400,000, and other liabilities of $6,535; offset by the conversion of lines of credit debt of $600,000 and capital leases of $66,774.

LIQUIDITY AND CAPITAL RESOURCES

General

         Overall, the Company had positive cash flows of $256,962 in the nine months ended May 31, 2001 resulting from $378,766 of cash provided by operating activities and $1,634,219 of cash provided by the Company's financing activities, offset by $1,756,023 of cash used in investing activities.

Cash Flows from Operations

         Net cash provided by operating activities of $378,766 in the nine months ended May 31, 2001 was primarily due to the increase of operating liabilities, principally accounts payable and accrued expenses of $3,639,891, payroll and related taxes of $607,544; accrued interest to related parties of $155,302; vesting of previously issued options and warrants of $313,591; the fair market value of stock issued for salaries and services of $284,139; other assets of $16,893 and depreciation expense of $700,438; offset by the net loss of $4,251,301 and an increase in accounts receivable of $1,087,731.

Cash Flows from Investing

         Net cash used in investing activities of $1,756,023 in the nine months ended May 31, 2001 funded purchases of property and equipment of $1,867,105, offset by a decrease in deposits of $111,082.

Cash Flows from Financing

         Net cash provided by financing activities of $1,634,219 in the nine months ended May 31, 2001 was primarily due to the proceeds from related party notes payable of $2,093,091, borrowings on lines of credit of $792,735, employee purchase of common stock for $8,505, the short-swing profits of $16,380; offset by the repurchase of preferred stock in the amount of $500,000 and repayments on notes payable and capitalized leases obligations of $776,492.

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

CONTINGENT LIABILITIES

         As of August 31, 2000, the Company had been billed approximately $2,744,000 from a third party for consultation services in connection with the implementation of certain software programs. The Company has retained the services of an outside consultant to examine the appropriateness of such services and related charges. As of May 31, 2001, the Company has not made any payments related to this charge and has accrued approximately $2,744,000 in accounts payable in the accompanying balance sheet.

         As of August 31, 2000, the Company entered into an agreement with a third party for software licenses and promotional support for approximately $1,261,000, with the intent to resell the related licenses to customers. As of May 31, 2001, the Company has not made any payments pursuant to this agreement and has accrued approximately $1,261,000 in accounts payable in the accompanying balance sheet. The Company is currently in the process of trying to renegotiate the amount due with the third party.

         The Company has recorded an accrual for past due payroll taxes due to the under-payment of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,120,000 related to payroll taxes under accrued payroll and related liabilities in the accompanying balance sheet at May 31, 2001. The Company is currently negotiating installment payments to settle this debt and remaining current with payroll tax liability for calendar year 2001.

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

Item 2.  Changes in Securities and Use of Proceeds

         During the nine months ended May 31, 2001, the Company issued 4,429,281 shares of common stock in connection with the conversion of 4000 shares of Preferred Series A, plus accrued dividends in the amount of $255,900, at conversion prices ranging from $0.25 to $0.917 per share, in accordance with the conversion terms of the Preferred Series A shares. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         During the nine months ended May 31, 2001, the Company issued 1,985,396 shares of common stock in connection with the conversion of certain related party notes payable of $278,759 at conversion prices ranging from $0.135 to $0.37 per share (based on the closing bid price of the Company's common stock on the date of conversion). This issuance was conducted under an exemption under
Section 4(2) of the Securities Act of 1933.

         During the nine months ended May 31, 2001, the Company issued 3,047,343 shares of common stock in connection with the conversion of certain un-related third party notes payable of $394,000 at conversion prices ranging from $0.115 to $0.135 per share (based on the closing bid price of the Company's common stock on the date of conversion). This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         During the nine months ended May 31, 2001, the Company issued 820,467 shares of common stock valued at $123,714 (based on the closing bid price of the Company's common stock on the date of grant) to employees for wages. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         During the nine months ended May 31, 2001, the Company issued 2,000,000 shares of common stock valued at $270,000 as a sign on bonus for the new CEO. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         During the nine months ended May 31, 2001, the Company issued 45,000 shares of common stock purchased by an officer for $8,505. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

         During the nine months ended May 31, 2001, the Company authorized the issuance of 155,000 shares of common stock valued at $25,425 (based on the closing bid price of the Company's common stock on the date of grant) to various third parties for services provided. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

            None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company provided a mail out to all shareholders of record for the following:

         1. Proxy statement with notice of annual meeting of shareholders to be held on July 31, 2001

Item 5.  Other Information

              None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Form 8-K:

              None

                                  [SIGNATURES]

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 13, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MYRIENT, INC. (Registrant)

Signature                           Title                     Date
---------                           -----                     ----


/S/ Barry H. Hall                Chairman of the Board     July 13, 2001
-------------------------------- and Director
Barry H. Hall


/S/ Bryan L. Turbow              Director and              July 13, 2001
-------------------------------- President/CTO
Bryan L. Turbow


/S/ Teresa Throenle              Director                  July 13, 2001
--------------------------------
Teresa Throenle