Form 10KSB
period 2001-08-31
MYRIENT INC
filed 2001-11-29
CIK 949113

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
for the transition period from . . . . to . . . .

                         Commission file number 0-26578

                                   MYRIENT, INC.
                         (formerly known as LMKI, Inc.)
                         ------------------------------
        Exact name of small business issuer as specified in its charter)

            Nevada                                             33-0662114
            ------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                      65 Enterprise, Aliso Viejo, CA 92656
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (949) 330-6500
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Issuer (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $14,554,970

         Based upon the closing price of $0.140 per share of Common Stock as reported on the OTC and OTCBB on November 12, 2001, the aggregate market value of the Issuer's voting and non-voting stock held by non-affiliates was $4,661,229. Solely for the purposes of this computation, the Issuer's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission of the Issuer or such directors an executive officers that any of such persons are "affiliates", as that term is defined under the Securities Act of 1934, as amended.

         There were 45,294,495 issued and outstanding shares of the Issuer's Common Stock, $.001 par value per share at November 12, 2001.

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

                                  MYREINT, INC.

                                TABLE OF CONTENTS

PART I

       Item 1.   Description of Business
       Item 2.   Description of Property
       Item 3.   Legal Proceedings
       Item 4.   Submission of Matters to a Vote of Security Holders

PART II

       Item 5.   Market for Myrient, Inc. Common Stock and Related Stockholder
                   Matters
       Item 6.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
       Item 7.   Financial Statements
       Item 8.   Changes In and Disagreements With Accountants on Accounting
                   and Financial Disclosure.

PART III

       Item 9.   Directors, Executive Officers, Promoters and Control Persons
                   of Myrient, Inc; Compliance with Section 16(a) of the Exchange Act
       Item 10.  Executive Compensation
       Item 11.  Security Ownership of Certain Beneficial Owners and Management
       Item 12.  Certain Relationships and Related Transactions
       Item 13.  Exhibits and Reports on Form 8-K
       SIGNATURES

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW
--------
         Myrient, Inc. (the "Company" or "Myrient") is an outsourced Information Technology (IT) solutions provider that delivers managed services that allow enterprises to conduct secure communications with remote offices, partners and customers worldwide. Myrient enables customers to outsource all of their communications needs, while ensuring the highest level of security and reliability. The Company manages and controls a nationwide data communications network that allows it to offer high-quality integrated turnkey solutions. The Company's services include Managed Private Networking, Broadband Internet Access, Managed Web Hosting, Storage and off-site disaster recovery services, Network and Systems Management, and Professional Services.

INDUSTRY BACKGROUND - THE INTERNET

         The Internet is fundamentally changing the way businesses interact with customers, partners and other businesses and has become an important medium for both commerce and communications. Improvements in the quality and reliability of global telecommunications networks and common Internet protocols permit large volumes of data to be delivered to end users over a variety of Internet-enabled devices. Businesses are now able to access and distribute a wide array of services over the Internet, allowing them to implement solutions and migrate operating functions on-line, market and sell products and services to customers and offer web-based customer service programs. As a result, businesses are increasing investments in internet services, network infrastructure, and information technology personnel and hardware to leverage the reach and efficiency of the Internet.

         The complexity of successfully deploying and maintaining Internet operations continues to increase. In particular, the infrastructure required to deploy and maintain large-scale Internet operations has become increasingly complex. For example, businesses deploying large-scale Internet operations can choose from multiple software applications with varying levels of functionality, including transaction processing, personalization and enterprise systems integration. In addition, with increasing globalization, businesses often must maintain their operations in multiple locations and design their infrastructure to accommodate local standards, while remaining synchronous with operations in other geographies.

         The in-house expertise required to meet these challenges is significant and typically requires a host of technical specialists, including network administrators, systems administrators, database administrators, security experts, monitoring and management experts, project managers, troubleshooting specialists and performance engineers. It is often difficult, time consuming and costly to hire and retain these experts. Even if businesses can effectively hire and retain these experts, deploying this talent to maintain a business Internet infrastructure may be inefficient as it diverts resources from enhancing the business core competencies.

         To effectively manage the increasing complexity of Internet operations, the Company believes that companies require a new set of infrastructure services to run Internet operations on an automated basis. A reliable, secure, scalable and cost-effective infrastructure network would permit businesses to focus on their core competencies and provide greater functionality and flexibility than they could otherwise attain on their own. Businesses could also access a robust technology infrastructure without incurring the time or financial costs associated with building out equivalent functionality on their own. In addition, businesses would be able to access the operations capacity they require to efficiently run their Internet-based software applications and to efficiently increase or reduce capacity as business needs dictate. The solution would also consistently deploy and maintain business Internet operations across multiple locations via centralized network operations centers.

The Myrient Approach
--------------------
         The Company provides a suite of outsourced IT solutions that address the challenges associated with deploying, maintaining and growing Internet operations for critical business functions. Myrient offers its outsourced IT services through its nationwide infrastructure network to furnish its customers with guaranteed levels of reliability and the ability to efficiently grow their Internet operations, helping them to reduce the time it takes to build or expand their Internet initiatives. Myrient's infrastructure network maintains the business Internet operations across all levels of the Internet infrastructure, and allows it to centrally and consistently deploy and maintain its customer's internet operations across multiple locations. Myrient automates manual tasks for its clients, thereby reducing the amount of manual intervention required and increasing the quality and reliability of its outsourced services.

BUSINESS STRATEGY
-----------------
         Myrient offers businesses a new class of Internet infrastructure services that address the challenges associated with deploying, maintaining and growing Internet operations for critical business functions. The Company offers services to provide businesses with guaranteed levels of reliability and the ability to quickly and efficiently grow their Internet operations, helping them reduce the time it takes to build or expand their Internet operations, at a cost savings by outsourcing to Myrient. By combining several different services outsourced to Myrient, businesses can save incremental dollars associated with their additional IT needs, reduce internal IT overhead, and allow their remaining internal resources to focus on the businesses core competencies.

         Myrient's main product offerings are Managed Private Networking; Managed Hosting Solutions; Off Site Storage and Disaster Recovery Customized solutions; Network Management; and Broadband Business Class Internet access. The Company provides businesses outsourced information technology infrastructure services that addresses the challenges associated with deploying, maintaining and growing Internet operations for critical business functions. The Company offers services through its Nationwide Infrastructure Network to furnish its customers with guaranteed levels of reliability and the ability to efficiently grow their internet operations, helping them reduce the time it takes to build or expand their internet initiatives. The Company infrastructure network supports the business internet operations across the internet infrastructure. Myrient also centrally and consistently maintains its customer's internet operations across multiple locations via CentraPath Managed Private Networking solution.

         Myrient's co-location space contains edge-switches and routing Equipment necessary to support services to house configured servers and applications with connectivity as part of a bundled package, or simply as an area for clients to connect their own servers to the high-speed access of the Company's partner's fiber-optic networks. The Company is pursuing a Tier-1 service provider business plan without the costs associated with building the core network infrastructure typically necessary to support Tier-1 services.

         By keeping costs down while developing a large area of coverage, the Company hopes to identify itself as a profitable next-generation integrated communications provider operating on a global scale.

COMPETITIVE ADVANTAGES
----------------------
         Myrient is currently establishing a sales and technical staff with skills related in the outsourced IT solutions industry. Additionally, the Company implemented training schedules for its employees in an effort to keep them abreast of the latest information and knowledge from the industry. The Company's technical teams are cross-trained wherever possible and are encouraged to obtain technical certification in their respective area of specialization.

BUSINESS MODEL OPTIMIZES COST
-----------------------------
         In an effort to keep costs down, the Company has attempted to lease rather than build infrastructure in its initial network deployment. Additionally, by building Myrient's network at the "edge" of its strategic partners infrastructure, the Company has greater flexibility in solving multiple internet working problems.

EFFICIENCY
----------
         Myrient has established a network built to support services in specific geographic regions. The Company has established a network comprised of functional network elements supporting applications of several best-of-breed technologies.

         Additionally, the Company's focus is on support systems that harness and distribute the intelligence of Myrient's carriers and provide the functionality and access of the carrier through specialized software applications.

FLEXIBLE NETWORK
----------------
         The Company's business model optimizes network flexibility by utilizing strategic relationships with multiple carriers. This allows the Company to use the latest network and software technologies focused on meeting the business plan. This advantage over embedded network elements and operation support systems cannot be overstated and is the key to successful competition.

INTEGRATION
-----------
         Myrient's application of many different best-of-breed technologies allows the Company to seamlessly integrate many different connectivity solutions and network applications. The Company's use different strategic partners to customize the optimum solution for its customer.

AUTOMATION AND ADVANCED TELECOMMUNICATIONS TECHNOLOGY
-----------------------------------------------------
         Myrient's network management tools are automated which leads to less downtime and lower labor costs. The Company uses the latest equipment, works closely with strategic partners that are leaders in their fields and are not hampered by existing legacy infrastructures.

CUSTOMER-CENTRIC APPROACH
-------------------------
         Myrient emphasizes direct relationships with its customers. These relationships enable the Company to learn information from customers regarding their needs and preferences and help the Company expand its offerings to include additional value-added services based on customer demand. The Company believes that these customer relationships increase customer loyalty and reduce turnover. In addition, existing customers have provided customer referrals which the Company believes strong relationships will result from further customer referrals in the future.

         The Company's success depends upon careful planning and the selection of partners. Myrient meets the customer's needs more effectively by implementing procedures that work jointly with their partners. These procedures represent the needs of both the Company and the carriers whose networks the Company utilized, which the Company believes target the key aspect of successfully providing ongoing customer-focused support.

PRODUCTS
--------
IP TECHNOLOGY:
         Myrient's network and entire suite of product offerings is based on Internet Protocol Technology (IP). IP technology is the world's most popular open-system (non-proprietary) protocol suite because it can be used to communicate across any set of interconnected networks and is equally well suited for local area network (LAN) and wide area network (WAN) communications. The IP suite not only includes lower-layer protocols, but it also specifies common applications such as electronic mail, terminal emulation, and file transfer. IP technology is able to realize the convergence of traditional voice type applications with current and future data/internet type applications. IP provides operational efficiency when managing a single platform that can carry any type of service application.

MANAGED PRIVATE NETWORKING:
         Myrient's core competency lies in providing Managed Private Networking for small-to-medium sized businesses via the CentraPath Managed VPN delivered over Myrient's patent pending Real Private Network(TM) (RPN(TM)) technology. The main focus in managing private networks is to maintain and guarantee the highest quality and reliability standards. The nominal-use of the public internet, has given the Company a competitive edge, therefore Myrient can ensure a better than carrier grade quality. Myrient's CentraPath Private Network Service Suite adds functionality and footprint to its RPN(TM) network, and is an advanced scalable flexible VPN solution that is a secure, private connection between customers multiple locations. It is a fully managed, cost effective, rapidly deployable solution that will work with any broadband carrier. By delivering a last mile managed VPN solution, business customers can use their existing broadband connectivity, and outsource the management of the private network to Myrient.

MANAGED STORAGE SOLUTIONS:
                    Backing up business data is vital to any company's survival. Myrient offers scalable storage-on-demand solutions to match each customer's growth requirements and unique data storage needs. Myrient provides immediate access to virtually unlimited storage space. The Company's ZIPBackup(TM) Managed Storage services include primary storage, which is highly available, reliable, and scalable, an entire backup and recovery chain, fast restore storage which adds the capability to restore within minutes, disaster recovery storage with no hardware or personnel investment. Customer's benefit by outsourcing to Myrient without having to direct precious time or resources to such challenges as time to market, capital expense and the storage and management of ever-growing data needs. If unforeseen growth or seasonal surges affect storage needs, Myrient has the ability to adapt to the situation.

MANAGED WEB HOSTING:
         Web presence requires increasingly advanced technologies to stay competitive. Myrient's managed hosting services provide an alternative to in-house managed operations. The Company provides the end-to-end support needed to maintain web presence while reducing the expense associated with continuous operations. Offering a single, turnkey solution, Myrient's entire dedicated hosting infrastructure is powered by IBM's X Series of dedicated servers, the most reliable cost efficient equipment in the industry. Myrient also uses InterNAP's P-NAP (Private Network Access Point) technology, which sends the customers data along the shortest, most direct path across the internet, ensuring optimal performance. Myrient's customized hosting services are business-critical solutions for companies of all sizes. Myrient's corporate intranet website hosting offers a range of benefits, similar to those of traditional web hosting with capabilities of being delivered as a package, including Netavision multimedia streaming, GeoDirector content distribution, and network management and security services.

PROFESSIONAL SERVICES:
         Myrient's professional service consultants deliver a wide range of support and service options to assist with customers overall IT strategy. Experienced specialists lay out full-scale global WAN, setup multiple-city Private Networks, and design in-cabinet co-location networks. The Company's professional service solutions assist customers to get the most from their business communications. Myrient provides technical experience to take concepts to reality. Myrient's professional services specialize in custom network design and analysis, systems architecture and deployment, application integration, project management, modeling, testing, disaster recovery, and security management.

BROADBAND CONNECTIVITY:
         Specializing in high-performance connectivity, Myrient provides superior service at cost-effective rates. With flexibility, scalability and large capacity, Myrient provides data transport services for both public internet as well as private intranet needs. Myrient provides several last mile solutions through several broadband providers, including SBC, Verizon, Sprint, AT&T, MCI WorldCom, and many others. Broadband services include T-1, Frame relay, DS-3, OC-3, Digital Subscriber Line (DSL), Metropolitan Area Network
(MAN), wireless telecommunications, and any other business class broadband product available to meet customers needs.

         Using these multiple technologies gives the Company a differential advantage over the competition in that Myrient can mesh together connections that are available and sensible to its customers at the local and regional level in a private network environment.

STRATEGIC RELATIONSHIPS
-----------------------
         Myrient has established strategic relationships with several national communication carriers that provide the Company with access to transit on their respective network backbones and last-mile connectivity routes.

         Additionally, the Company can co-locate next generation switching and routing hardware within the infrastructure of these providers and employ network applications and protocols that allow Myrient to differentiate services and guarantee service quality, while providing unmatched flexibility, scalability, and carrier-class reliability.

         Myrient has strategic partnerships with the following providers of national fiber optic transit, co-location space and last-mile broadband service:

         Level (3): a communications and information services company offering a wide selection of IP-based services including broadband transport, co-location services and submarine transmission services. Myrient was the first service provider to deliver its services over the Level (3) Network. The Level (3) Network includes metropolitan networks in 56 U.S. markets and 21 international markets connected by an approximately 16,000-mile U.S. inter-city (long-distance) network, an approximately 4,750 mile European inter-city network and both transpacific and transatlantic undersea cables.

         Enfrastructure: today's only full-service infrastructure and facilities provider delivering a completely integrated and supportive work environment. Enfrastructure overcomes typical operating obstacles by combining workspace, technology infrastructure, business support, and professional services - leaving Myrient free to concentrate on their core competencies. Via the Enfrastructure relationship, Myrient can leverage Enfrastucture's access to IBM hardware, and enables Myrient to sell services based on IBM gear at extremely aggressive rates that still provide decent margins to Myrient.

         InterNAP: a leading provider of fast, reliable and centrally managed internet connectivity services targeted at businesses seeking to maximize the performance of mission-critical internet-based applications. Customers connected to one of InterNAP's Private-Network Access Points ("P-NAPs") have their data optimally routed to and from destinations on the internet in a manner that minimizes the use of congested public network access points and private peering points. This optimal routing of data traffic over the multiplicity of networks that comprise the Internet enables higher transmission speeds, lower instances of packet loss and greater quality of service.

         New Edge Networks: the leading national wholesale DSL provider in small, midsize and semi-rural markets. Through its network and other network-to-network interfaces, they can deliver business-class and consumer-grade high-speed DSL access as well as advanced broadband services such as inter-LATA wide area networks, virtual private networks and frame relay to other carriers and enterprise customers in almost every telephone LATA in the United States.

SALES AND MARKETING
-------------------
         The Company sells and markets its services nationwide primarily through a direct sales force and indirectly through its sales and marketing channels.

         Myrient has focused its marketing efforts on increasing brand recognition, market awareness and lead generation. The Company will continue to invest in building brand recognition nationwide through public relations programs, interactions with industry analysts, trade shows, and advertising.

         Myrient's marketing professionals have developed a methodology to identify the businesses that would benefit from the Company's services. When businesses are identified in a target market, the Company will employ a targeted local marketing strategy utilizing enterprise solutions personnel. Using industry experience and engineers, its personnel initiate contact with potential customers. The Company's personnel are trained in customer oriented, solution-based sales techniques and product knowledge. The enterprise team focuses on customers that have a longer buying cycle. Business prospects are developed through market research, referrals from telemarketers and referrals from other customers.

CUSTOMER SUPPORT AND OPERATIONS
-------------------------------
         Myrient's Customer Loyalty Team (CLT) works to maximize the simplicity and convenience of data communications and network access for customers. They provide customers with a single point of contact for implementation, maintenance and operations support.

IMPLEMENTATION
--------------
         Myrient manages the implementation of services for each customer. It works together with strategic partners to ensure that solutions are delivered, tested, and in good working order for all customer offices throughout the network.

MAINTENANCE
-----------
         The Company's network operations center provides network surveillance for all equipment in its customers' network. The Company is able to detect and correct many of its customers' maintenance problems remotely, often before the customer is aware of the problem. Customer-initiated maintenance and repair requests are managed and resolved primarily through the help desk. The Company's information management system, which generates reports for tracking maintenance problems, allows the Company to communicate maintenance problems from the customer service center to the network operations center 24 hours a day, seven days a week.

COMPETITION
-----------
         The market for outsourced IT services is rapidly evolving and intensely competitive. The Company expects competition to persist and intensify in the future. In addition to in-house solutions, its primary current and prospective competitors include: providers of co-location or web site hosting and related services; technology vendors that have recently announced their intentions to offer some of the services that the Company offers currently to a portion of its targeted customer base; and providers of Internet systems integration or professional services.

         The Company faces competition from many companies with significantly greater financial resources, well-established brand names and large installed customer bases. Although it believes competition in many second and third tier cities is less intense than competition in larger cities, Myrient expects the level of competition in its market to intensify in the future.

NATIONAL LONG DISTANCE CARRIERS
-------------------------------
         National long distance carriers, such as AT&T, MCI WorldCom, and Sprint, have deployed large-scale data networks, sell connectivity to businesses, and have high brand recognition. They also have interconnection agreements with many of the traditional telephone companies and are beginning to offer competitive services.

OTHER FIBER-BASED CARRIERS
--------------------------
         Companies such as Allegiance, ChoiceOne, Intermedia and Williams have extensive fiber networks in many metropolitan areas, primarily providing high-speed data and voice circuits to small and large corporations. They also have interconnection agreements with the traditional telephone companies under which they have acquired co-location space in many large markets.

WIRELESS AND SATELLITE DATA SERVICE PROVIDERS
---------------------------------------------
         Several companies, including Motorola Satellite Systems and Hughes Communications, are emerging as satellite-based data service providers. These companies use a variety of new and emerging technologies to provide high-speed data services.

         The Company may be unable to compete successfully against these competitors. The most significant competitive factors include, among others; transmission speed, service reliability, breadth of product offerings, cost for performance, network security, ease of access and use, content bundling, customer support, brand recognition, operating experience, capital availability and exclusive contracts with customers, including Internet service providers and businesses with multiple offices. Myrient believes its services compete favorably within its service markets with respect to transmission speed, service reliability, breadth of product offerings, cost for performance, network security, ease of access and use, content bundling, customer support, and operating experience. Many of the Company's competitors enjoy competitive advantages over Myrient based on their brand recognition and exclusive contracts with customers.

INTELLECTUAL PROPERTY
---------------------
         Myrient regards its products, services and technology as proprietary and attempts to protect them with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. There can be no assurance these methods will be sufficient to protect the Company's technology and intellectual property. The Company also may enter into confidentiality agreements with its employees and consultants, and generally control access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use its products, services or technology without authorization, or to develop similar technology independently. Effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of Myrient's proprietary information.

         There can be no assurance that the steps the Company has taken will prevent misappropriation or infringement of its technology. In addition, litigation may be necessary in the future to enforce its intellectual property rights, to protect Myrient trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on its business, operating results and financial condition. Some of Myrient's information is a matter of public record and can be readily obtained by competitors and potential competitors, possibly to Myrient's detriment.

GOVERNMENT REGULATION
---------------------
         A significant portion of the services that the Company offers will be subject to regulation at the federal and/or state levels. The Federal Communications Commission (FCC), and state public utility commissions (PUC) regulate telecommunications common carriers, which are companies that offer telecommunications services to the public or to all prospective users on standardized rates and terms. The Company's data transport services are common carrier services.

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

         In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state commissions have adopted many new rules to implement those new laws and to encourage competition. These changes, which are still incomplete, have created new opportunities and challenges for its competitors and us. Certain of these and other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings nor their impact upon the telecommunications industry or us can be predicted at this time. Indeed, future federal or state regulations and legislation may be less favorable to us than current regulations and legislation and therefore have a material and adverse impact on its business and financial prospects by undermining Myrient's ability to provide DSL services at competitive prices. In addition, the Company may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.

FEDERAL REGULATION AND LEGISLATION
----------------------------------
         Through Myrient's strategic partners, Myrient must comply with the requirements of a common carrier under the Communications Act of 1934, as amended, to the extent the Company provides regulated interstate services. These requirements include an obligation that the Company charges, terms and conditions for communications services must be "just and reasonable" and that Myrient may not make any "unjust or unreasonable discrimination" in its charges or terms and conditions. The FCC also has jurisdiction to act upon complaints against common carriers for failure to comply with their statutory obligations. Myrient is not currently subject to price cap or rate of return regulation at the federal level and is not currently required to obtain FCC authorization for the installation, acquisition or operation of its facilities.

         The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic carriers, only the large traditional local telephone companies are classified as dominant carriers and all other providers of domestic common carrier service, including the Company, are classified as non-dominant carriers. As a non-dominant carrier, Myrient is subject to less FCC regulation than are dominant carriers.

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

         Traditional local telephone companies are required to provide physical co-location, which allows companies such as Myrient and other inter-connectors to install and maintain their own network termination equipment in the central offices of traditional local telephone companies, and virtual co-location only if requested or if physical co-location is demonstrated to be technically infeasible. This requirement is intended to enable the Company, along with other competitive carriers, to deploy its equipment on a relatively convenient and economical basis.

         Traditional local telephone companies are required to un-bundle components of their local service networks so that other providers of local service can compete for a wide range of local service customers. This requirement is designed to provide Myrient flexibility to purchase only the equipment required to deliver its services.

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

         The 1996 Telecommunications Act in some sections is self-executing. The FCC issues regulations interpreting the 1996 Telecommunications Act that impose specific requirements upon which Myrient's competitors and the Company rely. The outcome of various ongoing FCC rulemaking proceedings or judicial appeals of such proceedings could materially affect its business and financial prospects by increasing the cost or decreasing the Company's flexibility in providing broadband services. The FCC prescribes rules applicable to interstate communications, including rules 33 implementing the 1996 Telecommunications Act, a responsibility it shares in certain respects with the state regulatory commissions. As part of its effort to implement the 1996 Telecommunications Act, the FCC issued an order governing interconnection in August 1996. A federal appeals court for the Eighth Circuit, however, reviewed the initial rules and overruled some of their provisions, including some rules on pricing and nondiscrimination. In January 1999, the United States Supreme Court reversed elements of the Eighth Circuit's ruling, finding that the FCC has broad authority to interpret the 1996 Telecommunications Act and issue rules for its implementation, specifically including authority over pricing methodology. The Supreme Court upheld the FCC's directive to the traditional local telephone companies to combine individual elements for competitors, and to allow competitors to pick and choose among provisions in existing interconnection agreements. The Supreme Court also found that the FCC's interpretation of the rules for establishing individual elements of a network system was not consistent with standards prescribed in the 1996 Telecommunications Act, and required the FCC to reconsider and better justify its delineation of individual elements. The pick and choose rule permits a competitive carrier to select individual provisions of existing interconnection agreements yet still tailor its interconnection agreement to its individual needs by negotiating the remaining provisions. Although the FCC has tentatively concluded that local copper telephone lines should continue to remain available as an unbundled element, there is no certainty as to the FCC's outcome on this issue or as to other network elements that the traditional local telephone companies will be required to un-bundle. Moreover, this proceeding, as well as a companion FCC rulemaking, addresses related issues of significant importance to the Company, including:

         o the manner in which copper telephone lines should be subject to unbundling;

         o compatibility among DSL services and between DSL and non-DSL services; and

         o the sharing of copper telephone lines between DSL data services offered by one provider and voice services offered by another provider.

         In addition, some traditional telephone companies may take the position that they have no obligation to provide individual elements of their network systems, including copper telephone lines, until the FCC issues new rules.

         In March 1998, several traditional local telephone companies petitioned the FCC for relief from certain regulations applicable to the DSL and other advanced data services that they provide, including their obligations to provide copper telephone lines and resold DSL services to competitive carriers. In August 1998, the FCC concluded that DSL services are telecommunications services and, therefore, the traditional local telephone companies are required to allow interconnection of their facilities and equipment used to provide data transport functionality, un-bundle local telecommunications lines and offer for resale DSL services. In the same proceeding, the FCC issued a notice of proposed rulemaking seeking comments on its tentative conclusion that traditional local telephone companies should be permitted to create separate affiliates to provide the DSL 34 services. Under the separate affiliate proposal, traditional local telephone companies would be required to provide wholesale service to other broadband carriers at the same rates, terms and conditions that it provided to its separate affiliate. The outcome of this proceeding remains uncertain. Any final decision in this proceeding that alters Myrient's relationship with the traditional local telephone companies could adversely affect the Company's ability to provide broadband services at a competitive price.

         In March 1999, the FCC adopted regulations that require the traditional local telephone companies to permit other carriers to collocate all equipment necessary for interconnection. This requirement includes equipment that the Company may uses to provide DSL data services. The FCC also adopted limits on the construction standards and other conditions for co-location that may be imposed by traditional local telephone companies. These rules should reduce the Company's co-location costs and expedite its ability to provide service to new areas. There is no guarantee that these new rules will be implemented fully by the Traditional local telephone companies. Therefore, the benefits of these rules may be delayed pending interpretation and enforcement by state and federal regulators. These rules are currently subject to appeal by several traditional local telephone companies.

         The 1996 Telecommunications Act also directs the FCC, in cooperation with state regulators, to establish a universal service fund that will provide subsidies to carriers that provide service to individuals that live in rural, insular, and high-cost areas. A portion of carriers' contributions to the universal service fund also will be used to provide telecommunications related facilities for schools, libraries and certain rural health care providers. The FCC released its initial order in this context in June 1997, which requires all telecommunications carriers to contribute to the universal service fund. The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review. Additional changes to the universal service regime, which could increase costs, could have an adverse affect on the Company.

STATE REGULATION
----------------
         In October 1998, the FCC deemed data transmission to the Internet as interstate services subject only to federal jurisdiction. However, this decision is currently subject to reconsideration and appeal. Also, some services that are not limited to interstate access potentially may be classified as intrastate services subject to state regulation. All of the states where Myrient operates, or intends to operate, require some degree of state regulatory commission approval to provide certain intrastate services and maintain ongoing regulatory supervision. In most states, intrastate tariffs are also required for various intrastate services, although Myrient's services are not subject to price or rate of return regulation. Actions by state public utility commissions could cause us to incur substantial legal and administrative expenses and adversely affect its business.

LOCAL GOVERNMENT REGULATION
---------------------------
         In certain instances, strategic partners may be required to obtain various permits and authorizations from municipalities, such as for use of rights-of-way, in which Myrient operates local distribution facilities. Whether various actions of local governments over the activities of telecommunications carriers, including requiring payment of franchise fees or other surcharges, pose barriers to entry for competitive local exchange carriers that violate the 1996 Telecommunications Act or may be preempted by the FCC is the subject of litigation. While the Company is not a party to this litigation, it may be affected by the outcome. If municipal governments impose conditions on granting permits or other authorizations or if they fail to act in granting such permits or other authorizations, the cost of providing broadband services may increase or negatively impact the ability to expand the Company's network on a timely basis and adversely affect its business.

SUBSIDIARIES
------------
         Myrient has three wholly owned subsidiaries: Landmark Communications, Inc., a Nevada Corporation doing business as Landmark Long Distance Inc. in the State of California; Color Networks, Inc., a California corporation; and Mobilenetics Corp., a Delaware corporation. All of the above are inactive with no assets and are being dissolved, except for Landmark Communications, Inc.

EMPLOYEES
---------
         The Company employs fifty-five (55) full-time employees as of November 12, 2001. None of the employees are represented by collective bargaining agreements and the Company considers relations with its employees to be good.

MAJOR SUPPLIERS
---------------
         The Company is dependent on the telecommunications carriers and other carriers and suppliers to connect its network. Myrient relies on traditional telecommunication carriers to transmit its traffic over local and long distance networks. These networks may experience disruptions that are not easily remedied.

         Additionally, the Company depends on certain suppliers of hardware and software. If its suppliers fail to provide Myrient with network services, equipment or software in the quantities, at the quality levels and at the times it is required, or if Myrient cannot develop alternative supply sources, it will be difficult, if not impossible, for Myrient to provide its services.

         Myrient's success depends on negotiating and entering into strategic partner interconnection agreements with providers of communications bandwidth. Myrient must enter into and renew interconnection agreements with providers of communications bandwidth in each of its target markets in order to provide service in that market. These agreements govern, among other things, the price and other terms regarding location of equipment in the offices of providers of communications bandwidth which house telecommunications equipment and from which local telephone company service is provided, known as central offices, and Myrient's lease of copper telephone lines that connect those central offices to its customers. Delays in obtaining interconnection agreements would delay Myrient's entrance into target markets and could have a material adverse effect on its business and prospects. Myrient's interconnection agreements generally have limited terms of one to two years and the Company cannot assure you that new agreements will be negotiated or that existing agreements will be extended on terms favorable to Myrient.

         The Company faces risks associated with its lease of bandwidth from network suppliers. Myrient leases its bandwidth from Level (3) Communications. The Company is dependent upon their ability to satisfy their obligations. If they cannot, the Company will incur significant expenses to utilize other sources of bandwidth. The Company also has risks associated with their ability to build-out their networks under construction and its access to that bandwidth.

         Myrient is subject to a variety of risks relating to its recent lease of fiber-based telecommunications bandwidth from the Company's various global network suppliers, including its strategic alliance with Level (3), and the delivery, operation and maintenance of such bandwidth. Such risks include, among others, the following:

         o the risk that financial, legal, technical and/or other matters may adversely affect such suppliers' ability to perform their respective operation, maintenance and other services relating to such bandwidth, which may adversely affect the use of such bandwidth;

         o the risk that Myrient will not have access to sufficient additional capital and/or financing on satisfactory terms to enable us to make the necessary capital expenditures to take full advantage of such bandwidth;

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

         The Company cannot assure that it will be successful in overcoming these risks or any other problems encountered in connection with its lease of sufficient bandwidth.

PATENTS, TRADEMARKS, LICENSES
-----------------------------
         The Company currently has one patent pending on networking technology. The Company has five applications on file with the U.S. Patent and Trademark Office for RPN(TM), Real Private Network(TM), Myrient(TM), ZipDSL(TM), and A Myriad of Enterprise Solutions(TM).

COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS
-------------------------------------------------
         The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that the Company will not incur such costs in the future.

ITEM 2.  DESCRIPTION OF PROPERTY
         Effective February 16, 2001, the Company began leasing approximately 20,000 square feet of office space in Aliso Viejo, California at a monthly rental rate of approximately $37,800 per month. This facility serves as the primary place of business. The lease expires on August 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS
         The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 31, 2001 the Company had an annual shareholders meeting with voting for appointment of Directors, amendment of the Articles of Incorporation, approval of an increase in the authorized shares of common stock, and reappointment of the independent auditors. A majority of the quorum present at the meeting in person or by proxy re-elected Teresa M. Throenle, Barry W. Hall, and Bryan L. Turbow to serve as directors until the next shareholder meeting or until new directors are otherwise elected or appointed. A majority of the quorum present at the meeting in person or by proxy approved the increase of the authorized number of shares of common stock from 50 million to 75 million. In conjunction with this, the shareholders approved the restatement of the Articles of Incorporation of the Company to reflect such changes. Finally, the shareholders ratified the appointment of Corbin & Wertz as the independent auditors of the Company.

         Of the 39,985,535 shares of common stock issued and outstanding and entitled to vote, 20,179,992 voting shares were present, constituting 50.05% of the outstanding shares, and thus a quorum was present either in person or by proxy to conduct a shareholder meeting. Each item required 10,089,997 votes, that is, over 50% of the quorum, to pass shareholder approval. The number of votes cast for each item was as follows:

Toan V. Dinh                                8,267,709 votes; not elected
Barry W. Hall                              23,423,858 votes; elected
Teresa M. Throenle                         23,405,595 votes; elected
Bryan L. Turbow                            21,224,882 votes; elected
Increase of the authorized shares          23,216,845 votes; passed
Adoption of restated articles              23,382,801 votes; passed
Ratification of independent auditors       23,375,768 votes; passed

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER'S

         The following table sets forth the high and low bid prices for shares of the Company common stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                            BID  PRICES
                                                         HIGH          LOW
--------------------------------------------------------------------------------

         YEAR ENDED AUGUST 31, 2000

         First Quarter                                    5.875         2.750
         Second Quarter                                  15.375         5.875
         Third Quarter                                   15.500         3.625
         Fourth Quarter                                   7.937         1.187

         YEAR ENDED AUGUST 31, 2001

         First Quarter                                  $ 0.437       $ 0.343
         Second Quarter                                   0.460         0.430
         Third Quarter                                    0.320         0.270
         Fourth Quarter                                   0.200         0.170

         YEAR ENDED AUGUST 31, 2002

         First Quarter (through Nov 12, 2001)             0.140         0.135

NUMBER OF SHAREHOLDERS
----------------------
         The number of beneficial holders of record of the Common Stock of the Company as of the close of business on November 12, 2001 was approximately 504. Many of the shares of the Company's Common Stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND POLICY
---------------
         To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT SALES OF UNREGISTERED SECURITIES
--------------------------------------
         In June 2001, the Company issued 140,000 shares of common stock valued at $25,200 (based on the closing bid price of the Company's common stock on the date of grant) to a non-affiliated, accredited investor for securing leased facilities. This transaction was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

         In July 2001, the Company issued 370,000 shares of common stock valued at $51,800 (based on the closing bid price on the date of grant) to the former Chairman and CEO and expensed the entire amount under general and administrative expenses in the accompanying statement of operations as of August 31, 2001. This transaction was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

         In July 2001, the Company issued 5,000,000 shares of common stock valued at $700,000 (based on the closing bid price on the date of grant) to restore the 5,000,000 shares of common stock the current President provided as collateral against a note payable to the former Chairman and CEO. Upon final settlement with the former Chairman and CEO it was agreed that the Company would transfer the 5,000,000 collateral shares to the former Chairman and CEO and restore the shares of common stock to the current President. This transaction was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

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

GENERAL OVERVIEW
         The Company's operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of new network architectures, the incurrence of related capital costs, variability and length of the sales cycle associated with the Company's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the Company and its competitors. Additional factors that may contribute to variability of operating results include but not limited to: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole or limited-source components; user demand for network and Internet access services; balancing of network usage over a 24-hour period; the ability to manage potential growth and expansion; the ability to identify, acquire and integrate successfully suitable acquisition candidates; and charges related to acquisitions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse affect on the Company's business. As a result, variations in the timing and amounts of revenue could have a material adverse affect on the Company's quarterly operating results. Currently, the Company does not have the systems available to provide segment information. Due to the foregoing factors, the Company believes the period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely decline.

REVENUE
         Net sales totaled $14,554,970 for the year ending August 31, 2001, a $6,567,418 increase over net sales of $7,987,552 for the year ending August 31, 2000. Myrient has billed but not recognized approximately $772,000 of deferred revenue, as the services have not yet been performed as of August 31, 2001. These increases reflect the growth in revenue from Private Networking, Broadband Internet Access, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, Professional Services, from marketing arrangements with new strategic partners, and sale of equipment to support these product offerings.

COST OF SALES
         Cost of sales increased $5,063,468 during the year ending August 31, 2001 to $10,733,755 from $5,670,287 for the year ending August 31, 2000. Cost of sales consists primarily of access charges from local exchange carriers, backbone and internet access costs, and the cost of customer equipment to support network systems. The Company's cost from provider fees significantly increased during the fiscal year, especially in the fourth quarter, having an impact on the Company's margins and ability to continue to provide these services. Gross profits decreased from 29% in 2000 to 26% in 2001. The Company expects its gross profits to increase with the focus on higher margin managed services.

SELLING EXPENSE
         Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and selling expense decreased $2,060,813 to $1,484,162 for the year ending August 31, 2001 from $3,544,975 for the year ending August 31, 2000. Marketing and selling expense for the year ended August 31, 2001 included payroll related costs of $1,402,291 and advertising and promotion expense of $81,871. Marketing and selling expense for the year ending August 31, 2000 included payroll and related costs of $3,312,674, advertising and promotion expenses of $172,374 and trade show expenses of $59,927. The decrease was directly related with the reduction of approximately 150 individuals involved in reselling retail based business class DSL connectivity. The Company's sales focus changed to higher margin managed services, including Real Private Network(TM) (RPN(TM)) technology, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, and Professional Services.

GENERAL AND ADMINISTRATIVE EXPENSE
         General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense decreased $4,631,633 to $9,785,897 for the year ending August 31, 2001 from $14,417,530 for the year ending August 31, 2000. General and administrative expense for the year ending August 31, 2001 primarily consisted of $2,533,570 in administrative wages, technical support engineers and related taxes and benefits; $940,366 in depreciation expense; $1,891,664 of bad debt expense for uncollectible accounts receivable; $741,727 in operating equipment leases; $350,826 in systems implementation costs; $1,243,756 for professional fees; $624,088 in rent expense; $299,199 in telephone expenses; $796,716 of non-cash charged for the issuance of common stock and options for services rendered and for compensation; $191,679 in research and development expenses; and $172,306 in other operating expenses. During the fiscal year 2001, the Company recorded the loss on disposal of property and equipment of $106,280 compared to none in fiscal year 2000. The significant reduction of expenses in the current fiscal year was due to an approximate $683,000 voluntary reduction in wages; $584,000 reduction of other operating expenses; $2,221,000 reduction of non-cash charged for the issuance of common stock and options for services rendered for compensation; $2,846,000 for goodwill amortization, systems implementation costs and severance pay which did not continue in the current fiscal year offset by an increase in bad debt expense for uncollectible accounts receivable of $1,702,000. Currently, the Company is continuing to take aggressive steps to decrease future general and administrative expenses, reflecting increased operational efficiencies.

INTEREST EXPENSE
         Interest expense decreased $278,748 to $494,552 for the year ending August 31, 2001 as compared to $773,300 for the year ending August 31, 2000. The decrease in interest is primarily related to the reduction of the prime interest rate during the fiscal year and the non-cash beneficial conversion interest recorded in the prior year of $481,904 offset by additional borrowings in fiscal year 2001. Interest expenses in the current year related to $30,461 incurred on capital leases, $71,421 incurred on the lines of credit, $105,003 incurred on a convertible note payable, $152,938 incurred on the related parties notes payable; $55,790 of interest on notes payable and $84,335 of other interest; offset by $5,396 of interest income compared to interest expense in the prior year of $67,212 incurred on capital leases, $30,000 incurred on the line of credit, $30,000 incurred on a convertible note payable, $164,184 incurred on the related parties notes payable and $428,571 non-cash charge for a beneficial conversion feature on a convertible note and warrants valued at $53,333 in connection with the issuance of the convertible note.

NET LOSS
         As a result of the above, the Company incurred a net loss of $8,152,247 for the year ending August 31, 2001 as compared to $20,481,888 for the year ending August 31, 2000. For the fiscal years ended August 31, 2001 and 2000, the Company incurred a loss of $0.22 and $0.68 per share, respectively. The Company's near term focus is to become profitable by increasing enterprise business and reducing all expenses to minimum levels. However, the Company believes that we will still incur losses in the near term and cannot assure that the Company will be profitable in the future.

ASSETS AND LIABILITIES
         Assets decreased by $3,043,298 from $6,934,378 as of August 31, 2000 to $3,891,080 as of August 31, 2001. The decrease was due primarily to decreases in accounts receivable of $670,019, net property and equipment of $2,442,477, other assets of $101,423 and increase in cash of $170,621. Liabilities increased by $3,750,960 from $17,167,825 as of August 31, 2000 to $20,918,785 as of August
31, 2001. The increase was primarily to increases in accounts payable and accrued expenses of $1,795,758, notes payable of $1,242,485, payroll and payroll related liabilities of $835,775, notes payable-related parties of $299,145; offset with a decrease in the line of credit of $100,000, convertible note payable of $93,750, capitalized lease debt of $83,977 and other liabilities of $144,476. The increase in accounts payable and accrued expenses are associated with Internet service provider fees. During the current fiscal year the Company agreed to repurchase certain shares of its Preferred stock resulting in borrowings of $1,200,000 to fund the repurchase. During the fiscal year 2001, the Company borrowed $2,134,905 from related parties for operating funds, repurchased shares of common stock from the former Chairman and CEO for an increase in notes payable of $1,000,000, made payments on related party notes in the amount of $749,464 and converted $2,613,738 (including interest of $233,442) of debt into equity.

STOCKHOLDERS' (DEFICIT) EQUITY
         Stockholders' deficit increased by $6,794,258 from a deficit of $10,233,447 as of August 31, 2000 to a deficit of $17,027,705 as of August 31, 2001. The increase is attributable to the current year net loss of $8,152,247 and dividends accrued on Preferred stock of $106,459, retirement of common shares with an estimated fair market value of $1,000,000, repurchase of Preferred stock for $1,200,000, offset by accrued dividends of $237,614 included in the repurchase and conversion of Preferred stock to common stock; the estimated fair market value of the non-cash issuance of common stock, options and warrants of $796,716, cash profit of $16,380 from a short swing sale and the conversion of debt to equity in the amount of $2,613,738.

LIQUIDITY AND CAPITAL RESOURCES
GENERAL
         Overall, the Company had positive cash flows of $170,621 in fiscal year 2001 resulting from $1,460,579 of cash provided by the Company's financing activities and $502,264 of cash provided by operating activities, offset by $1,792,222 of cash used in operating activities.

CASH FLOWS FROM OPERATIONS
         Net cash provided by operating activities of $502,264 in fiscal year 2001 was primarily due to the increase of operating liabilities, principally accounts payable and accrued expense of $4,883,640, payroll and related taxes of $835,775, accrued interest payable of $220,121; decrease in other assets of $101,423; fair market value of stock issued for services of $796,716; allowance for doubtful accounts and bad debt expense of $1,891,614; depreciation expense of $940,366; and the loss on impairment of long-lived assets and disposal of property and equipment of $206,451; offset by the net loss of $8,152,247 and the increase of accounts receivable of $1,221,645.

CASH FLOWS FROM INVESTING
         Net cash used in investing activities of $1,792,222 in fiscal year 2001 funded purchases of property and equipment to replace equipment previously leased by the Company.

CASH FLOWS FROM FINANCING
         Net cash provided by financing activities of $1,460,579 in fiscal year 2001 was primarily due to the proceeds from related parties of $2,134,905, borrowings on the line of credit of $794,000 and the proceeds from a short swing sale of $16,380; offset primarily by the repurchase of Preferred stock for $500,000, and repayments on notes payable and capitalized leases obligations of $984,706.

         To date, the Company has satisfied its cash requirements primarily through debt and equity financings and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and to service its capital lease and debt financing obligations. The Company hopes that it will generate positive cash flow from operations within the next twelve-month period. There can be no assurances that the Company will be successful in securing additional financing, and if secured, it will be sufficient to satisfy working capital needs.

LONG-TERM FINANCING
         The Company believes that its anticipated funds from operations will be insufficient to fund its working capital and other requirements through August 31, 2002. Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance its long-term operations ("Additional Funds"). Should the Company fail to raise the Additional Funds, the Company will have insufficient funds for the Company's intended operations for the next twelve months that may have a material adverse effect on the Company's long-term results of operations.

CONTINGENT LIABILITIES
         During fiscal 2000, the Company had been billed approximately $2,469,317 from third parties, for consulting services and related computer components in connection with the implementation of certain software programs. The Company evaluated a proposal for software implementation of various software products and decided not to enter into formal agreement. Myrient had expensed the entire amount under general and administrative expense in the accompanying statement of operations as of August 31, 2000. The Company has retained the services of an outside consultant to examine the appropriateness of such services and related charges. As of August 31, 2001, the Company has accrued approximately $2,469,317 but has made no payment towards this liability nor has the final payment amount been settled.

         As of May 31, 2000, the Company entered into an agreement with a software vendor for software licenses and promotional support with the intention of reselling these licenses to customers as part of its Managed Service offering. To date, the Company has not received the promotional support services portion of this agreement and as of August 31, 2000 declared that the related assets did not provide any future benefit to the Company. As a result, the Company recognized an impairment of $1,260,718 during fiscal year ended August 31, 2000. As of August 31, 2001 the debt is recorded under accounts payable in the accompanying Balance Sheet and continues to be negotiated with the vendor.

         As of August 31 2001, the Company entered into an agreement with a third party supplier which provides DSL communication access with an outstanding balance of approximately $6,733,000 recorded under accounts payable in the accompanying Balance Sheet as of August 31, 2001. The agreement calls for the sale of existing lines and a repayment plan for the remaining debt after applying the sale proceeds to offset debt and accrued interest (see Exhibit 10).

         The Company has recorded an accrual for the past due payroll taxes due to the under-payment of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,303,000 including interest and penalties at August 31, 2001 in the accompanying balance sheet. The Company is currently negotiating this matter and hopes to establish an agreeable payment plan within the near future.

GOING CONCERN
         The Company's independent certified public accountants have stated in their report included in this Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit, under payment of payroll taxes, and a significant stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE The Company had no changes in and disagreements with accountants on
Accounting and financial disclosure during the fiscal year ended August 2001.

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

The directors and executive officers of the Company are as follows:

Name                       Age   Position(s)
--------------------------------------------------------------------------------

Bryan L. Turbow            33    Director, President and
                                   Chief Technology Officer

Barry W. Hall              53    Director, Chairman of the Board

Teresa M. Throenle         39    Director

Vincent J. Roth            33    General Counsel, Secretary and Treasurer

         The following is a brief summary of the business experience of the Company's executive officers and directors:

         BRYAN L. TURBOW has been a member of the Board of Directors since October 1999. In 1986 Mr. Turbow founded Mobilenetics and was its President and sole stockholder. Mobilenetics was a telecommunications consulting and systems integration company that merged with Myrient in June 1999.

         BARRY HALL was Executive Vice President, Chief Financial Officer of Styleclick, Inc. a publicly traded Internet services provider and distributor of consumer products. Mr. Hall has held this position in Styleclick and its predecessor company from October 1999 through July 31, 2001. From May 1998 until August 1999 he was Chief Operating Officer of Interactive Light, Inc. a developer and marketer of digital interactive entertainment systems and platforms. From January 1998 to April 1998 Mr. Hall was Chief Financial Officer of Apparel Technologies, Inc. a developer of digital printing technologies for the apparel industry. From January 1996 to September 1997 he was Executive Vice President, Chief Financial Officer of EarthLink Network, Inc. a nationwide Internet Service Provider. Prior to that Mr. Hall was Chairman and Chief Executive Officer of California Amplifier, a developer, manufacturer and marketer of wireless communications components and subsystems.

         TERESA M. THROENLE was appointed to the Company's Board of Directors on May 18, 2000. Ms. Throenle is the Chief Financial Officer of SeaWest Financial Corporation, a financing company with a current loan portfolio of $140 million and a growth rate of 600% per year over the last three years and profitability growth of over 1200%. Ms. Throenle possesses over fourteen years of experience in executive financial management. Prior to joining SeaWest, Ms. Throenle founded Insight Financial Management, Inc., instructed for the University of Southern California-Business Expansion Network and taught for the Women's

Enterprise Development Corp. Ms. Throenle holds a Master of Business Administration from Pepperdine University and a Bachelor of Science in Professional Accounting from California State University, Long Beach. Her professional affiliations include candidate membership in the California Society of Certified Public Accountants and the Association of Certified Fraud Examiners.

         VINCENT J. ROTH, Esquire started with the Company in June 2000. The Board of Directors appointed him Secretary/Treasurer in September 2000. The Board later appointed him General Counsel in March 2001. Mr. Roth's training and experience are focused in business transactions. Prior to the Company, Mr. Roth practiced as a sole practitioner for a short period and was a contract administrator for two years with Facey Medical Group. Mr. Roth also worked in healthcare management for six years with the Hospital of the University of Pennsylvania. Mr. Roth is licensed to practice law in California. He received his Juris Doctor and Master of Business Administration from Temple University. He also holds a Master of Liberal Arts in Sociology from the University of Pennsylvania and a Bachelor of Business Administration in Human Resources and Marketing from Temple University. He is now a candidate for a graduate law program, the Master of Laws in Business and Corporate Law at the University of San Diego School of Law.

AGREEMENTS
         The Company entered into an employment agreement with Chris Capadouca in May 2000, pursuant to which he agreed to serve as the Chief Information Officer. This employment agreement had a three-year term and provided for base salary of $150,000, allowances for bonuses based upon goals and fringe benefits. The agreement provided for a maximum of twelve months of severance compensation, as defined, in certain cases of termination. During fiscal 2001, Mr. Capadouca resigned as Chief Information Officer and no severance compensation was required.

         The Company entered into an employment agreement with Leonard Kajimoto in June 2000, pursuant to which he agreed to serve as the Vice President of Operations. This employment agreement has a three-year term and provides for a base salary of $140,000 the first year, $125,000 the second year and $110,000 the third year with allowances for bonuses based upon goals and fringe benefits. The agreement provides for a maximum of twelve months of severance compensation, as defined, in certain cases of termination.

         The Company entered into a severance agreement effective August 8, 2000 and restated and amended November 15, 2000, with the former Chairman and CEO as follows:

         o the Company agreed to pay the former Chairman and CEO a severance amount of $120,000 payable in twelve equal monthly installments beginning August 10, 2000. During fiscal 2000, the Company made payments in the amount of $10,000 in connection with the severance liability. During fiscal 2001, the Company paid the remaining amount of $110,000;

         o during fiscal 2001, the Company and the former Chairman and CEO agreed to offset a note payable to the former Chairman and CEO with certain accounts receivable in the amount of $600,000 from Speedsl.com, Inc., a related party;

         o during fiscal 2001, the former Chairman and CEO returned 15,000,000 shares of common stock and the Company adjusted his note payable, valued at $1,000,000 (based on the closing bid price on the date of the agreement);

         o during fiscal 2001, the Company secured the note payable to the former Chairman and CEO with 5,000,000 shares of common stock from the current President; and

         o during fiscal 2001, the former Chairman and CEO agreed to cancel 2,000,000 options, which were outstanding at August 31, 2000.

         In August 2001, the Company reached a settlement with the former Chairman and CEO. Pursuant to the settlement, the former Chairman and CEO Foreclosed on the 5,000,000 freely trading shares of common stock owned by the President as payment in full on his note payable. In addition, the Company issued an additional 370,000 shares of restricted common stock to the former Chairman and CEO for other negotiated items. As a result, the promissory note in the amount of $1,940,979 (including interest of $216,028) was eliminated from the Company's books. Upon the conclusion of the settlement, the Company issued 5,000,000 shares of common stock to the current President to restore his holdings. The Company recorded the reduction of the note payable and the accrued interest against the issuance of the 5,000,000 shares of common stock issued to the note from the President with no net impact to the statements of operations, as the transactions was with a majority shareholder. The Company valued the additional 370,000 shares of common stock at $51,800 (based on the closing bid price on the date of settlement) and expensed the entire amount under general and administrative expenses in the accompanying statement of operations as of August 31, 2001.

         Additionally, the settlement calls for an ongoing sale restriction on the shares issued to the former Chairman and CEO. Only 1% of the total outstanding shares may be sold each quarter until such time as the former Chairman and CEO transfers all of the 5,000,000 shares and files a form 13D with the Securities and Exchange Commission listing his current ownership interest in the Company. The former Chairman and CEO agreed to provide monthly transaction records consisting of all transaction confirmations and the portions of his monthly brokerage statements relating to any transaction of the Company stock and the monthly statements for all accounts in which the Company stock transfers are effected. The former Chairman and CEO also agreed that so long as he owns the 5,000,000 shares of the Company stock, he will not exercise his voting rights on such stock and the Company will not recognize voting rights for these shares while owned by the former Chairman and CEO.

         Effective August 8, 2000 the Company entered into a severance agreement with its former Chief Operating Officer ("COO"). The agreement required the Company to pay the former COO a severance amount of $120,000 payable in twelve equal monthly installments beginning August 10, 2000. During fiscal 2000, the Company made payments in the amount of $10,000 in connection with the severance liability. During fiscal 2001, the Company paid the remaining amount of $110,000.

         In conjunction with these severance agreements, the former CEO and COO executed irrevocable proxies for third parties to vote their shares.

         In August 2001, the Company entered into an employment agreement with James Ferguson, pursuant to which he agreed to serve as the Executive Vice President of World Wide Sales. This employment agreement has a one-year term and provides for base salary of $100,000, allowances for bonuses based upon goals and fringe benefits. The agreement provides for a maximum of two months of severance compensation after one full year of employment, as defined, in certain cases of termination.

SECTION16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE Section 16(a) of the
       Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who hold more than 10% of a registered class of its equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of its equity securities. These individuals are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended August 31, 2000, all Section 16(a) filing requirements applicable to these individuals were complied with.

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

ITEM 10.  EXECUTIVE COMPENSATION
         The Summary Compensation Table below sets forth information for services in all capacities, which we paid or accrued for the fiscal years ended August 31, 2001, 2000 and 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the annual dollar value of salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or declared.

                               SUMMARY COMPENSATION TABLE
                                                                                LONG-TERM
                                                 ANNUAL                       COMPENSATION
                                 FISCAL       COMPENSATION       RESTRICTED    SECURITIES
                               YEAR ENDED   -----------------      STOCK       UNDERLYING       LTIP
NAME AND PRINCIPAL POSITION    AUGUST 31    SALARY($)  (BONUS)     AWARDS       OPTIONS        PAYOUTS  OTHER
---------------------------    ----------   ---------  -------   ----------   ------------     -------  -----
William Kettle (1)                2001      $   -         -          -              -             -       -
Former Chairman of the Board      2000      $120,000      -          -              -             -       -
of Directors and former           1999      $   -         -          -          3,000,000         -       -
Chief Executive Officer

Toan V. Dinh (2)                  2001      $   -         -      1,277,778          -             -       -
Former Vice Chairman of Board     2000      $   -         -          -              -             -       -
of Directors and former           1999      $   -         -          -              -             -       -
Chief Executive Officer

Bryan L. Turbow (3)               2001      $120,000      -      5,000,000          -             -       -
Director,                         2000      $120,000      -          -              -             -       -
President and                     1999      $120,000      -          -              -             -       -
Chief Technology Officer

Adela M. Kettle (4)               2001      $   -         -          -              -             -       -
Former Director and former        2000      $120,000      -          -              -             -       -
Chief Operations Officer          1999      $   -         -          -              -             -       -

John Diehl (5)                    2001      $   -         -          -              -             -       -
Former Director and former        2000      $120,000      -          -            200,000         -       -
Chief Financial Officer           1999      $   -         -          -            500,000         -       -

Chris Capadouca (6)               2001      $   -         -          -              -             -       -
Former Director and former        2000      $150,000      -          -            350,000         -       -
Chief Information Officer         1999      $   -         -          -              -             -       -

Leonard Kajimoto                  2001      $125,000      -          -            200,000         -       -
Vice President, Operations        2000      $140,000      -          -            150,000         -       -
                                  1999      $   -         -          -              -             -       -

Vincent J Roth                    2001      $113,000      -          -            150,000         -       -
General Counsel,                  2000      $   -         -          -              -             -       -
Secretary and Treasurer           1999      $   -         -          -              -             -       -

Barry W Hall                      2001      $   -         -         25,000          -             -       -
Director                          2000      $   -         -          -            150,000         -       -
                                  1999      $   -         -          -              -             -       -

Teresa M Throenle                 2001      $   -         -         25,000         25,000         -       -
Director                          2000      $   -         -          -              -             -       -
                                  1999      $   -         -          -              -             -       -

---------------
(1) During the year ended August 31, 2000, Mr. William Kettle resigned from his position as Chairman and Chief Executive Officer. Per the settlement agreement, all remaining options were cancelled.

(2) During the year ended August 31, 2001, Mr. Toan V. Dinh accepted the position of Chief Executive Officer and was given 277,778 shares of the Company's common stock valued at $50,000 as a consulting fee and 2,000,000 shares of the Company's common stock valued at $270,000 as a signing bonus which vest over a two year period. On May 24, 2001, Mr. Toan V. Dinh resigned from his position of Chief Executive Officer and 1,000,000 shares were cancelled.

(3) During fiscal 2001, 5,000,000 shares of common stock from Mr. Turbow were pledged as collateral in negotiating with the former Chairman and CEO. Upon final settlement with the former Chairman and CEO, the pledged shares were transferred to the former Chairman and CEO and the Company agreed to restore the 5,000,000 shares of common stock to Mr. Turbow.

(4) During the year ended August 31, 2000, Mrs. Adela M. Kettle resigned from her position as Director and Chief Operations Officer.

(5) During the year ended August 31, 2000, Mr. John Diehl resigned from his position as Director and Chief Financial Officer. Per the settlement agreement, all remaining options expired August 2001.

(6) During fiscal 2001, Mr. Chris Capadouca resigned from his position as Director and Chief Information Officer. Per the settlement agreement, 100,000 vested options remained exercisable until January 2002 and all other grants were cancelled.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
         The following table provides information on option grants for the fiscal year ended August 31, 2001 to individuals named in the Company's Summary Compensation table above. No stock appreciation rights ("SAR's") were awarded on fiscal 2001.

                                INDIVIDUAL GRANTS
                                          % OF TOTAL
                                        OPTIONS GRANTED         EXERCISE
                       OPTIONS           TO EMPLOYEES           PRICE PER       EXPIRATION
NAME                  GRANTED(#)        IN FISCAL YEAR            SHARE            DATE
---------------       ----------        ---------------         ---------       -----------
Leonard Kajimoto        200,000                9%                $0.160          08/28/2011
Vincent J Roth          150,000                7%                $0.160          08/28/2011

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUE
                                              NUMBER OF SECURITY
                      NUMBER                  UNDERLYING UNEXERCISED       VALUE OF UNERCISABLE
                      OF                      OPTIONS/SARS AT FISCAL       IN THE MONEY OPTIONS/SARS
                      SHARES       VALUE      YEAR END                     AT FISCAL YEAR END
NAME                  ACQUIRED    REALIZED    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
-------------------   ---------  ----------   -------------------------    -------------------------
Chris Capadouca           -      $   -             100,000 /    -           $    -     / $    -
Leonard Kajimoto          -      $   -             100,000 / 250,000        $    -     / $    -
Vincent J Roth            -      $   -             100,000 /  50,000        $    -     / $    -
Barry W Hall              -      $   -             150,000 /    -           $    -     / $    -
Teresa M. Throenle        -      $   -              25,000 /    -           $    -     / $    -

DIRECTOR'S COMPENSATION
-----------------------
       The directors of the Company are presently receiving no compensation for time and responsibilities.

2000/1999 STOCK OPTION PLANS
----------------------------
         In February 2000, the Company's Board of Directors and majority shareholders approved the Myrient, Inc. 2000 Stock Option Plan ("the 2000 plan"), effective March 1, 2000. An aggregate of 5,000,000 shares of common stock are reserved for issuance under the 2000 plan. The exercise price for each option shall be equal to 85% to 110% of the fair market value of the common stock on the date of grant, as defined, and shall vest over no more than a five-year period. The plan shall terminate ten years after its adoption by the Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

         During fiscal 2000, the Board of Directors granted to various employees, pursuant to the 2000 plan, an aggregate of 1,101,300 options (net of 407,570 options that were issued and cancelled during fiscal 2000) at exercise prices ranging from $1.30 to $10.875 (based on the closing bid price of the Company's common stock on the date of each grant). During fiscal year 2001, 560,960 of these options were cancelled. The options vest through August 2003 and are exercisable through August 2005.

         On November 7, 1999 the Company's Board of Directors and majority shareholders approved the Myrient, Inc. Amended and Restated 1999 Stock Option Plan ("the 1999 plan"), effective April 13, 2000. An aggregate of 5,000,000 shares of common stock are reserved for issuance under the 1999 plan. The exercise price for each option shall be equal to 85% to 110% of the fair market value of the common stock on the date of grant, as defined, and shall vest over no more than a five-year period. The plan shall terminate ten years after its adoption by the Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

         During fiscal 2000, the Board of Directors granted to various employees, pursuant to the 1999 plan, an aggregate of 1,276,560 options (net of 643,800 options that were issued and cancelled during fiscal year 2000) at exercise prices ranging from $4.531 to $15.00 (based on the closing bid price of the Company's common stock on the date of each grant). The options vest through January 2003 and are exercisable through January 2005. In addition, the Board of Directors granted to various employees, pursuant to the 1999 plan, an aggregate of 103,600 options (net of 13,000 issued and cancelled during fiscal year 2000) at an exercise price of $4.00 resulting in $26,000 (net of cancelled options) of compensation expense to be charged to the Company over the two year vesting period under APB 25.

         During fiscal 2001, the Board of Directors granted to various employees, pursuant to the 2000 plan, an aggregate of 1,442,500,000 options (net of 428,500 options that were issued and cancelled during fiscal 2001) at exercise prices ranging from $0.14 to $4.000 (based on the closing bid price of the Company's common stock on the date of each grant). The options vest through December 2003 and are exercisable through August 2011.

ITEM 11. SECURITY OWNERSHIP OF EXECUTIVE OFFICERS, DIRECTORS AND BENEFICIAL OWNERS OF GREATER THAN 5% OF THE COMPANY'S COMMON STOCK

         The following table sets forth information with respect to the beneficial ownership of Myrient's common stock owned, as of November 12, 2001 by:

         o        holders of more than 5% of the Company's common stock;
         o        each of the directors;
         o        the executive officers; and
         o        all directors and executive officers of the Company as a group

         As of August 31, 2001, an aggregate of 44,874,796 shares of Myrient's common stock were issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all options and warrants to acquire the Company's common stock which have been issued to the directors, executive officers and the holders of more that 5% of common stock and are fully vested or will become fully vested within 60 days of the date of this Annual Report have been exercised by these individuals and the appropriate number of shares of Myrient's common stock have been issued to these individuals.

NAME AND ADDRESS OF                      AMOUNT AND NATURE OF       PERCENT OF
 BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP(1)        CLASS
-------------------                     -----------------------     ----------
William J. Kettle                               5,370,000              12.0%
65 Enterprise
Aliso Viejo, CA  92656

Toan V. Dinh                                    1,314,701(2)            2.9%
65 Enterprise
Aliso Viejo, CA  92656

Bryan L. Turbow                                12,000,000(3)           26.7%
65 Enterprise
Aliso Viejo, CA  92656

John W. Diehl                                     500,000               1.1%
65 Enterprise
Aliso Viejo, CA  92656

Christopher A. Capadouca                          100,000(4)             *
65 Enterprise
Aliso Viejo, CA  92656

Leonard Kajimoto                                  395,000(5)             *
65 Enterprise
Aliso Viejo, CA  92656

Vincent J. Roth                                   174,692(6)             *
65 Enterprise
Aliso Viejo, CA  92656

Barry W. Hall                                     175,000(7)             *
65 Enterprise
Aliso Viejo, CA  92656

Teresa M. Throenle                                 50,000(8)             *
65 Enterprise
Aliso Viejo, CA  92656

All directors and executive
officers of the Company as
a group                                        20,079,393              44.7%

------------
*  Less than one percent (1%)

1. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, Myrient believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

2. Includes 36,923 non-employee warrants of Myrient's common stock issuable upon exercise of vested warrants.

3. During fiscal 2001, 5,000,000 shares of common stock from Mr. Turbow were pledged as collateral for the note payable due to the former Chairman and CEO. Upon final settlement with the former Chairman and CEO it was agreed that the Company would transfer the 5,000,000 collateral shares of common stock to the former Chairman and CEO and the Company would re-issue 5,000,000 shares of common stock to Mr. Turbow.

4. Includes 100,000 shares of Myrient's common stock issuable upon exercise of vested options. Represents options issued in accordance with the 2000 Stock Option Plan.

5. Includes 350,000 shares of Myrient's common stock issuable upon exercise of vested options. Represents options issued in accordance with the 2000 Stock Option Plan.

6. Includes 150,000 shares of Myrient's common stock issuable upon exercise of vested and non-vested options. Represents options issued in accordance with the 2000 Stock Option Plan.

7. Includes 150,000 shares of Myrient's common stock issuable upon exercise of vested options. Represents options issued in accordance with the 2000 Stock Option Plan.

8. Includes 25,000 shares of Myrient's common stock issuable upon exercise of vested options. Represents options issued in accordance with the 2000 Stock Option Plan.

ITEM 12. TRANSACTIONS WITH OFFICERS AND DIRECTORS AND OTHER BUSINESS
         RELATIONSHIPS

         During fiscal 2000, the then Chairman and CEO of the Company entered into a verbal contract with Speedsl.com, Inc. which is owned and operated by the son of the former Chairman and CEO, to be a reseller of access services. During fiscal 2000, the Company invoiced Speedsl.com, Inc. approximately $593,000 for access services fees and approximately $395,000 of for routers, of which $600,000 was offset against a note payable to the former Chairman and CEO (see Item 9). Cost incurred by the Company for such services were approximately $988,000, that are at customer locations.

         During fiscal 2001, the Company invoiced Speedsl.com, Inc. approximately $191,000 for access service fees and $245,000 for disconnect fees. Speedsl.com, Inc. made payments of approximately $103,000. During the fiscal year the Company wrote off the remaining $721,000 due from Speedsl.com, Inc.

         During November 2001, the Company negotiated with the former Chairman and CEO to retire his holdings of 15,000,000 shares of his common stock valued at $1,000,000 which was added to the note payable owed to him (see Note 6).

         During fiscal 2001, pursuant to a settlement agreement with the former Chairman and CEO, the Company issued 5,000,000 shares of common stock to the current President and 370,000 shares of common stock to the former Chairman and CEO for certain legal fees incurred..

         During fiscal 2001, the Company issued 2,000,000 shares of common stock to the CEO valued at $270,000 (based on the closing bid price of the Company's common stock on the date of grant) as compensation. The shares were to vest over a one-year period. Subsequent to the issuance, the CEO resigned in which the Company and the then CEO agreed to cancel 1,000,000 of the original shares issued, resulting in the Company recognizing compensation expense of $135,000 in the accompanying statement of operations as of August 31, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

EXIBIT NO       DESCRIPTION

  (3.1) Adoption of amended Articles of Incorporation voted on and passed during the annual shareholders meeting of July 31, 2001 and attached.

  (3.2) By-Laws of the Company previously filed in the original registration statement Form 10-SB and are incorporated herein by this reference and made part of this 10-KSB.

 (10.1) Purchase and sale agreement by and between Covad Communications Company and Myrient dated August 31, 2001.

 (23.1)         Consent of experts and counsel.

  (B)           Reports on Form 8-K
-----------------------------------

Resignation of registrant's Chief Executive Officer, dated, June 1, 2001.

Notice of settlement with former Chairman and Chief Executive Officer, dated August 23, 2001.

(The above reports on Form 8-K have been filed during the last fiscal quarter, (June 1, 2001 through August 31, 2001).)

                                  [SIGNATURES]

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 29, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MYRIENT, INC. (Registrant)

Signature                           Title                      Date
---------                           -----                      ----

/S/ Bryan L. Turbow                 Director and               November 29, 2001
--------------------------------    President/CTO
Bryan L. Turbow

/S/ Barry Hall                      Director and               November 29, 2001
--------------------------------    Chairman of the Board
Barry Hall

/S/ Teresa M. Throenle              Director                   November 29, 2001
--------------------------------
Teresa M. Throenle

INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     -----
Report of Independent Auditors' . . . . . . . . . . . . . . . . . .   F-1

Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . . .   F-2

Consolidated Statements of Operations for the Two Years
Ended August 31, 2001 and 2000. . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statements of Stockholders' Deficit
for the Two Years Ended August 31, 2001 and 2000. . . . . . . . . .   F-4

Consolidated Statements of Cash Flows for the Two Years
Ended August 31, 2001 and 2000. . . . . . . . . . . . . . . . . . .   F-5

Notes to Consolidated Financial Statements. . . . . . . . . . . . .   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Myrient, Inc:

         We have audited the accompanying consolidated balance sheet of Myrient, Inc. (the "Company") and subsidiaries as of August 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myrient, Inc. as of August 31, 2001 and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred significant operating losses in the last two years, has a working capital deficit of $17,396,508, has liabilities from the underpayment of payroll taxes, is not in compliance with certain restrictive loan covenants and has a stockholders' deficit of $17,027,705 at August 31, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                                     /s/ CORBIN & WERTZ

Irvine, California
October 26, 2001

                                  MYRIENT, INC.
                           Consolidated Balance Sheet

                                                                  August 31,
                                                                --------------
                                                                     2001
                                                                --------------
ASSETS
  Current assets:
    Cash                                                        $     183,498
    Accounts receivable, net of allowance for
      doubtful accounts of approximately $770,000                     963,185
                                                                --------------
         Total current assets                                       1,146,683

    Property and equipment, net                                     2,492,866

    Deposits and other assets                                         251,531
                                                                --------------
                                                                $   3,891,080
                                                                ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities:
    Accounts payable and accrued liabilities                    $  14,273,070
    Line of credit borrowings                                         500,000
    Notes payable                                                   1,242,485
    Convertible note payable                                          906,250
    Accrued payroll and related liabilities                         1,393,131
    Accrued interest payable                                          129,842
    Current portion of capital lease obligations                       98,413
                                                                --------------
         Total current liabilities                                 18,543,191

  Obligations under capital lease, net of current portion              56,276
  Related party notes payable                                       2,319,318
                                                                --------------
         Total liabilities                                         20,918,785
                                                                --------------

  Stockholders' deficit:
    Preferred stock, $.001 par value;
     10,000,000 shares authorized,
     No shares issued and outstanding                                        -
    Common stock, $.001 par value;
     75,000,000 shares authorized,
     44,874,796 shares issued and outstanding                          44,875
    Additional paid-in capital                                     16,859,270
    Accumulated deficit                                           (33,931,850)
                                                                --------------
         Total stockholders' deficit                              (17,027,705)
                                                                --------------
                                                                $   3,891,080
                                                                ==============

                      See independent auditors' report and
             accompanying notes to consolidated financial statements


                                        MYRIENT, INC.
                           Consolidated Statements of Operations

                                                              Years Ended August 31,
                                                          -----------------------------
                                                              2001            2000
                                                          -------------   -------------
Net sales                                                 $ 14,554,970    $  7,987,552

Cost of goods sold                                          10,733,755       5,670,287
                                                          -------------   -------------
    Gross profit                                             3,821,215       2,317,265
                                                          -------------   -------------

Operating expenses:
     Selling                                                 1,484,162       3,544,975
     General and administrative                              9,785,897      14,417,530
     Loss on impairment of long-lived assets                   100,171       4,060,948
     Loss on disposal of property and equipment                106,280             -
                                                          -------------   -------------
         Total operating expenses                           11,476,510      22,023,453

                                                          -------------   -------------
Loss from operations                                        (7,655,295)    (19,706,188)

Interest expense                                               494,552         773,300
                                                          -------------   -------------

Loss before provision for income taxes                      (8,149,847)    (20,479,488)

Provision for income taxes                                       2,400           2,400
                                                          -------------   -------------

Net loss                                                  $ (8,152,247)   $(20,481,888)
                                                          =============   =============

Net loss available to common stockholders per share       $      (0.22)   $      (0.68)
                                                          =============   =============

Basic/diluted weighted average common shares
  outstanding                                               37,793,222      36,524,870
                                                          =============   =============

                      See independent auditors' report and
             accompanying notes to consolidated financial statements

                                                MYRIENT, INC.
                               Consolidated Statements of Stockholders' Deficit
                     For each of the years in the two-year period ended August
                     31, 2001
                                   Common Stock       Preferred Stock    Additional                    Total
                                  ----------------    ----------------     Paid-in    Accumulated  Stockholders'
                                  Shares    Amount    Shares    Amount     Capital      Deficit       Deficit
                               ---------------------------------------------------------------------------------
Balance at September 1, 1999    36,115,666  $36,116        -    $   -    $ 1,834,125 $   (963,756) $    906,485
Issuance of Series A 6%
 convertible preferred Stock
 for cash, net of commission
 paid of $421,900                      -        -        5,000       5     4,578,195          -       4,578,200
Preferred stock dividend
 imputed due to beneficial
 conversion feature of
 preferred stock                       -        -          -       -       4,060,000   (4,060,000)          -
Accrued preferred stock
 dividends                             -        -          -       -             -       (167,500)     (167,500)
Conversion of preferred
 stock, including $36,345
 of accrued dividends              343,539      344     (1,000)     (1)       36,002          -          36,345
Estimated fair market value
 of warrants issued with
 convertible note payable             -         -          -       -          53,333          -          53,333
Interest imputed due to
 beneficial conversion
 feature of convertible
 note payable                          -        -          -       -         428,571          -         428,571
Estimated fair market value
 of common stock issued for
 purchase of Color Networks         75,000       75        -       -         599,925          -         600,000
Estimated fair market value
 of options and warrants
 issued for services and
 acquisitions                          -        -          -       -       3,065,768          -       3,065,768
Issuance of common stock
 for cash                          738,462      738        -       -         599,262          -         600,000
Estimated fair market value
 of common stock issued for
 compensation                        3,900        4        -       -          29,790          -          29,794
Estimated fair market value
 of common stock issued for
 services                           11,800       12        -       -          46,433          -          46,445
Exercise of stock options        5,000,000    5,000        -       -          66,000          -          71,000
Net loss                               -        -          -       -             -    (20,481,888)  (20,481,888)
                               ---------------------------------------------------------------------------------
Balance at August 31, 2000      42,288,367   42,289      4,000       4   $15,397,404  (25,673,144)  (10,233,447)
Accrued preferred stock
 dividends                             -        -          -       -             -       (106,459)     (106,459)
Conversion and repurchase of
 preferred stock, including
 $237,614 of accrued dividends   4,429,281    4,429     (4,000)     (4)     (966,811)         -        (962,386)
Estimated fair market value
 of options and warrants
 issued for services                   -        -          -       -         316,598          -         316,598
Profit from short swing
 sale                                  -        -          -       -          16,380          -          16,380
Common stock converted to
 to debt                       (15,000,000) (15,000)       -       -        (985,000)         -      (1,000,000)
Estimated fair market value
 of common stock issued for
 services and compensation       3,124,409    3,124        -       -         476,994          -         480,118
Estimated fair market value
 of common stock issued for
 conversion of debt             10,032,739   10,033        -       -       2,603,705          -       2,613,738
Net loss                               -        -          -       -             -     (8,152,247)   (8,152,247)
                               ---------------------------------------------------------------------------------
Balance at August 31, 2001      44,874,796  $44,875        -    $  -     $16,859,270 $(33,931,850) $(17,027,705)
                               =================================================================================
                                     See independent auditors' report and
                            accompanying notes to consolidated financial statements

                                                   F-4

                                  MYRIENT, INC.
                      Consolidated Statements of Cash Flows

                                                       Year ended August 31,
                                                   -----------------------------
Cash flow from operating activities:                   2001            2000
                                                   -------------   -------------
Net loss                                           $(8,152,247)   $(20,481,888)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Bad debt expense                                  1,891,664          50,000
    Depreciation                                        940,366         464,244
    Amortization of goodwill                                -           480,600
    Loss on impairment of long-lived assets             100,171       4,060,948
    Loss on disposal of property and equipment          106,280             -
    Estimated fair market value of stock,
     options and warrants issued for services           796,716       3,022,007
    Beneficial conversion on convertible
     note payable                                           -           428,571
    Warrants issued in connection with
     convertible note payable                               -            53,333
    Changes in operating assets and liabilities:
        Accounts receivable                          (1,221,645)       (845,354)
        Other assets                                    101,423          16,341
        Accounts payable and accrued liabilities      4,883,640      10,210,142
        Accrued payroll and related liabilities         835,775         423,607
        Accrued interest payable                        220,121         140,051
                                                   -------------   -------------
  Net cash (used in) provided by
   operating activities                                 502,264      (1,977,398)
                                                   -------------   -------------
Cash flows from investing activities:
  Deposits                                                  -          (239,630)
  Purchases of other assets                                 -           (78,441)
  Purchases of property and equipment                (1,792,222)     (5,030,457)
                                                   -------------   -------------
  Net cash used in investing activities              (1,792,222)     (5,348,528)
                                                   -------------   -------------
Cash flow from financing activities:
  Net proceeds from issuance of common stock and
    exercise of stock options                               -           655,500
  Net proceeds from issuance of convertible
    preferred stock, net of commission of $421,900          -         4,578,200
  Principal borrowings in line of credit                294,000         600,000
  Proceeds from related party notes payable           2,134,905         787,440
  Proceeds from convertible note payable                    -         1,000,000
  Principal repayments on convertible note payable      (93,750)            -
  Principal repayments on notes payable                 (57,515)            -
  Repayment on related party notes payable             (749,464)       (313,497)
  Repayment on capitalized leases                       (83,977)        (94,532)
  Profit from short swing sale                           16,380             -
                                                   -------------   -------------
  Net cash provided by financing activities           1,460,579       7,213,111
                                                   -------------   -------------
Net (decrease) increase in cash                         170,621        (112,815)
Cash at beginning of year                                12,877         125,692
                                                   -------------   -------------
Cash at end of year                                $    183,498    $     12,877
                                                   =============   =============
Supplemental cash flow disclosures:
  Cash paid during the year for interest           $    182,000    $    151,000
                                                   =============   =============
  Cash paid during the year for taxes              $      2,400    $      2,400
                                                   =============   =============

                      See independent auditors' report and
             accompanying notes to consolidated financial statements

Supplemental disclosure on non-cash investing and financing activities:
-----------------------------------------------------------------------

During the year ended August 31, 2000, the Company incurred capital lease obligations in the amount of $240,633 for the acquisition of property and equipment.

See accompanying notes to consolidated financial statements for additional non-cash investing and financing activities during fiscal year 2001 and 2000.

                      See independent auditors' report and
             accompanying notes to consolidated financial statements

                                  MYRIENT, Inc.
                   Notes to Consolidated Financial Statements
                       For the year ended August 31, 2001

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
---------------------------
         Myrient, Inc. (the "Company" or "MYRIENT") is a Nevada corporation engaged in providing high-speed Internet access, data, voice and video streaming services to individuals and businesses.

Going Concern
-------------
         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $17,396,508, liabilities from underpayment of payroll taxes (see Note 6), a stockholders deficit of $17,027,705, significant losses from operations through August 31, 2001 and non-compliance with restrictive loan covenants, among other matters, that raise substantial doubt about its ability to continue as a going concern.

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

         Several completed and ongoing initiatives, which the Company hopes to accomplish, are as follows:

o Since August 2001, the Company has consolidated its equipment and network requirements without compromising levels of service. Through management of equipment utilization and space requirements the Company should be able to significantly reduce overhead costs.

o Additionally, the Company is aggressively pursuing other cost cutting programs to achieve positive cash flow from operations in the very near future.

o The Company is currently working on restructuring liabilities and debt to maximize cash flows. The Company is also exploring various fundraising alternatives.

o From July 2000 through December 2000(under previous executive management) the Company had been delinquent on paying payroll taxes (see Note 6). The Company has submitted a proposal to the taxing authorities to repay this liability which is currently under consideration.

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

         Management of the Company believes that the results of operations Combined with available working capital will be sufficient to fund future operations. In the absence of significant revenues, profits, and increased working capital, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending August 31, 2002. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operations results.

         These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentations
----------------------
         The consolidated financial statements include the accounts of Myrient, Inc. and its wholly owned subsidiaries; Mobilenetics Corp. ("Mobilenetics"), Landmark Communications, Inc. ("Landmark") and Color Networks, Inc. ("Color Networks"). All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by management are, among others, provisions for losses on accounts receivable, realizability of long-lived assets and payroll tax liabilities.

Fair Value of Financial Instruments
-----------------------------------
         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"): "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of August 31, 2001 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit, convertible note payable and notes payable. The fair value of related party notes payable is not determinable as the borrowings are with a related party.

Property and Equipment
----------------------
         Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to seven years. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful life or the term of the lease. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the statement of operations. As of August 31, 2001 and 2000, the Company assessed certain equipment to be impaired and wrote off these remaining balances (see below).

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

Impairment of Long-Lived Assets
-------------------------------
         The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At August 31, 2001 and 2000, management determined that the Company's long-lived assets have been impaired as follows:

o In fiscal 2001, Management wrote down the value of certain property and equipment obtained during the normal course of business. Due to the change in market conditions for these assets the Company recognized an impairment loss of approximately $101,000 on the related property and equipment in the accompanying statement of operations.

o In fiscal 2000, Management wrote down the value of certain property and equipment obtained in connection with the acquisition of Color Networks (see Note 3). Due to the goodwill associated with the acquisition being impaired and the related assets providing no future benefit, the Company recognized an impairment loss of approximately $135,000 on the related property and equipment (see Note 3) in the accompanying statement of operations.

o In fiscal 2000, Management wrote off the value of all of its intangible assets. The Company recognized impairment losses of approximately $2,667,000 (see Note 5), in the accompanying statement of operations.

o In fiscal 2000, based upon the uncertainties in the realizability in certain other assets, the Company wrote off the value of software licenses in fiscal year 2000. The Company recognized an impairment loss of approximately $1,261,000 (see Note 6) in the accompanying statement of operations.

         Management believes that the impairment losses recognized on long-lived assets, including property and equipment, intangible assets, and other assets, are adequate. There can be no assurance, however, that market conditions or demand for the Company's products will not change which could result in additional future long-lived asset impairments.

Deferred Revenue
----------------
         Deferred revenue represents billings in advance for fees related to internet access, data, voice and video services relating to future periods. The Company recognizes deferred revenue in the statement of operations as the service is provided. The Company has billed but not recognized approximately $772,000 of deferred revenue as the related services have not yet been performed as of August 31, 2001.

Revenue Recognition
-------------------
         Fees for Internet access, data, voice and video services are recognized as services are provided.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of this standard had no material impact on the Company's results of operations, financial position or cash flows.

Advertising
-----------
         The Company expenses the cost of advertising when incurred as selling expense. Advertising expenses were approximately $81,000 and $173,000 for the fiscal years ended August 31, 2001 and 2000, respectively.

Income Taxes
------------
         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under SFAS No. 109 deferred tax assets and liabilities are recognized for the expected tax consequences of attributable differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Loss Per Share
--------------
         The Company has adopted Statement of Accounting of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share." Under SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive (no shares where considered additional common stock equivalents at August 31, 2001 and 2000). The Company's net loss has been increased for the effect of accrued dividends to preferred stockholders and the effect of the preferred stockholder beneficial conversion feature (see Note 11). Stock options and warrants outstanding are not considered common stock equivalents, as the affect on net loss per share would be anti-dilutive.

Stock-Based Compensation
------------------------
         The Company accounts for non-employee stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25("APB 25"), "Accounting for Stock issued to Employees". Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25 (see Note 8).

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25". FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25 (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

Concentration Risk
------------------
         The Company grants credit to customers within the United States and do not require collateral. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Two customers accounted for approximately 18% of total product sales for fiscal 2001 and approximately 25% of total product sales for fiscal 2000. At August 31, 2001 two customers accounted for approximately 21% of accounts receivable.

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

Segment Information
-------------------
         The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company accounts for its operations and manages its business as one segment.

Comprehensive Income
--------------------
         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 established the standard for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 has not materially impacted the Company's financial position or results of operations as the Company has no items of comprehensive income.

Derivative Instruments and Hedging Activities
---------------------------------------------
         The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS No. 137 and No. 138, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows.

Accounting for Website Development Costs
----------------------------------------
         In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus state that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows.

Recent Accounting Pronouncements
--------------------------------
         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The Company does not expect SFAS No. 141 to have a material impact on its financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No. 142. The Company has not yet assessed the impact, if any, SFAS No. 142 may have on its financial statements, but does not expect SFAS 142 to have a material impact on its financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact, SFAS No. 143 may have on its financial statements, but does not expect SFAS
No. 143 to have a material impact on its financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS No. 144 to have a material impact on its financial statements.

NOTE 3.  BUSINESS COMBINATIONS

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
                                                  =============

         The results of operations of Color Networks are included in the accompanying consolidated financial statements from December 6, 1999. The balance of the goodwill at August 31, 2000 was written off when the Company determined that the goodwill was not recoverable from future cash flows of the Color Networks assets (see Notes 2 and 5).

NOTE 4.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                    August 31,
                                                       2001
                                                   ------------
         Computer equipment                        $ 1,910,067
         Equipment                                   1,865,305
         Furniture and fixtures                         22,077
                                                   ------------
                                                     3,797,449
         Less: Accumulated depreciation             (1,304,583)
                                                   ------------
                                                   $ 2,492,866
                                                   ============

NOTE 5.  INTANGIBLE ASSETS

         Intangible assets consisted of goodwill associated with the acquisitions of Color Networks in fiscal 2000 (see Note 3) and Mobilenetics in fiscal 1999. The Company assessed the intangible assets for impairment at year-end based on recoverability of the balances from expected future operating cash flows on an undiscounted basis. As of August 31, 2000, the Company assessed the goodwill to be impaired and wrote off the remaining balances (see Notes 2 and 3).

                                              Mobilenetics     Color Networks
                                              ------------     --------------

         Goodwill                             $ 1,767,062      $   1,468,550
         Accumulated amortization                (441,765)          (127,188)
                                              ------------     --------------
                                                1,325,297          1,341,362
         Less impairment loss                  (1,325,297)        (1,341,362)
                                              ------------     --------------
         Balance, August 31, 2000 and 2001    $         -      $           -
                                              ============     ==============

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

         In addition, the Company leases certain property and equipment under operating lease agreements, which expire on various dates through August 2004 and provide for monthly lease payments ranging from $630 to $37,800. The Company lease for its facilities expires August, 2002.

         The future minimum annual lease payments under these agreements as of August 31, 2001 are as follows:

                                           CAPITAL      OPERATING
                                           LEASES        LEASES        TOTAL
                                          -----------  -----------  -----------
2002                                      $  124,000   $1,705,000   $1,829,000
2003                                          51,000      423,000      474,000
2004                                          10,000        8,000       18,000
Thereafter                                      -            -            -
                                          -----------  -----------  -----------
Total minimum lease payments                 185,000   $2,136,000   $2,321,000
                                                       ===========  ===========
Less: amount representing interest            30,311
                                          -----------
Present value of minimum lease payments      154,689
Less:  current portion                        98,413
                                          -----------
Long-term capitalized lease obligation    $   56,276
                                          ===========

         Rent and equipment expense under operating leases for the fiscal years ended August 31, 2001 and 2000 was $1,366,000 and $890,069, respectively. Interest expense incurred pursuant to the capital lease obligations was $30,461 and $67,212 for the fiscal years ended August 31, 2001 and 2000, respectively.

         The following is an analysis of the leased equipment under capital leases as of August 31, 2001, which is included in property and equipment (see
Note 4).

         Computer equipment               $  250,536
         Accumulated depreciation           (143,095)
                                          -----------
                                          $  107,441
                                          ===========

Line of Credit
--------------
         In January 2001, the Company entered into a line of credit agreement (the "Line") with a financial institution. The Line bears interest at 10% and matured on September 1, 2001. The Company is currently negotiating with the lender to obtain a forbearance agreement and to extend the maturity date. The Line is secured by 1,000,000 shares of the Company's common stock owned by the current President of the Company. The terms of the Agreement provide for borrowings up to $500,000. During fiscal 2001, the Company has converted approximately $294,000 due to the lender under this line into 2,177,778 shares of common stock (based on the closing bid price on the date of conversion). At August 31, 2001, the Company's outstanding borrowings totaled $500,000. The
Line requires the Company to maintain certain non-financial covenants and financial reporting, with which the Company is in compliance at August 31, 2001. Interest expense incurred on the line totaled $25,068 for the fiscal year ended August 31, 2001 which is recorded under accrued interest payable in the accompanying Balance Sheet at August 31, 2001.

Notes Payable
-------------
         In March 2001, the Company converted the then existing line of credit with an outstanding balance of $600,000 into a secured 10% note payable (the "Note"). The Note, which is secured by substantially all assets of the Company, provides for monthly principal payments of $18,750, plus interest, beginning June 2001 and increasing to $28,125, plus interest, beginning December 2001 with a balloon payment of $346,875 due on May 30, 2001. The Note requires the Company to maintain certain income and solvency ratios, as defined. As of August 31, 2001, the Company was not in compliance with the covenants and was in default on its payments. The Company is currently negotiating with the note holder to obtain a forbearance agreement. As of August 31, 2001, the outstanding balance on the Note totaled $542,485. Interest expense incurred on the Note totaled $13,675 during the fiscal year ending August 31, 2001. Interest expense on the line of credit prior to the conversion totaled $46,353 and $30,000 during the fiscal years ending August 31, 2001 and 2000, respectively.

Convertible Note Payable
------------------------
         In May 2001, the Company entered into a convertible note agreement with a financial institution for $1,000,000, which is secured by substantially all of the Company's assets. The Note, which bears interest at the prime rate (6.5% at August 31, 2001) plus 2%, was originally due August 3, 2000, and is convertible to common stock if not paid by August 3, 2000 at a share price equal to the lesser of the share price on the date of the agreement or at a 30% discount of the share price as of date of conversion. In connection with the beneficial conversion feature of this note, the Company recorded imputed interest of $428,571 in the accompanying statements of operations during the fiscal year ending August 31, 2000. In connection with this transaction, the Company issued warrants to the financial institution to purchase 15,686 shares of the Company's common stock with an estimated fair market value of $53,333 (pursuant to SFAS No. 123 utilizing the Black-Scholes option pricing model) that was recorded as a debt discount and amortized to interest expense in the accompanying statement of operations as of August 31, 2000. During fiscal 2001, the Company negotiated the extension of the maturity date to May 30, 2002. The negotiated note provides for monthly principal payments of $31,250, plus interest, beginning June 2001, increasing to $46,875 in December 2001 with a balloon payment of $578,125 due May 30, 2002. As of August 31, 2001, the outstanding balance on the Note was $906,250. The note requires the Company to maintain certain net worth and solvency ratio covenants, with which the Company was not in compliance as of August 31, 2001. The Company is currently negotiating with the financial institution to obtain a forbearance agreement. Interest expense incurred on the note totaled $105,003 and $30,000 for the fiscal years ended August 31, 2001 and 2000, respectively.

Mesora Note Payable
--------------------
         During fiscal 2001, the Company issued a note payable to Mesora Investments, LLC ("Mesora") a shareholder, to repurchase 777,777 shares of the Company's common stock (see Note 8). The Mesora note, which is secured by the underlying shares of common stock repurchased and personally guaranteed by the former CEO, bears interest at 12% per annum, provides for payment of principal and interest by May 17, 2001. The Company has made no payments related to the Mesora note and is in the process of negotiating an extension of the maturity date. As Mesora has the right to foreclose on the shares of common stock, the Company has reflected these 777,777 common shares as outstanding as of August 31, 2001. As of August 31, 2001, the outstanding balance on the Mesora note payable totaled $700,000. Interest expense incurred on the Mesora note totaled $42,115 which is included in accrued interest payable in the accompanying Balance Sheet as of August 31, 2001.

Other Stockholder Notes Payable
-------------------------------
         From time to time, the Company borrows funds from several of its stockholders for working capital purposes under unsecured notes payable. During fiscal 2001, the Company had principal borrowings of $1,287,888 from various stockholders and made principal repayments of $149,464. Certain notes require monthly payments ranging from $5,000 to $40,000 with all principal and interest due on maturity dates through February 2001. The remaining notes require principal and interest on demand. Certain notes are convertible into restricted common stock at a price equal to the fair market value on the date of conversion, less a 15% discount for restricted common stock. During fiscal 2001, certain note holders converted $378,759 of notes payable (including accrued interest of $17,414) into 2,854,961 shares of common stock (based on the closing bid price on the date of conversion) (see Note 8). The notes accrue interest at rates ranging from 8% to 21%. The outstanding balance on these notes totaled $1,472,301 plus accrued interest of $62,659, which is included in accrued interest payable at August 31, 2001. Interest expense of $63,749 and $46,495 was incurred for the fiscal year ended August 31, 2001 and 2000, respectively. As of the date of the report, certain notes totaling $487,000 were in default.

Former Employee
---------------
         From time to time, the Company had borrowed funds for working capital purposes from its then Chairman and Chief Executive Officer ("CEO") who resigned August 8, 2000. The note, as amended, required monthly payments ranging from $125,000 to $252,000 with all principal and interest due by September 15, 2001 and accrued interest at 8%. During fiscal 2001, the Company made principal payments of $600,000 on the outstanding note payable. In addition the Company repurchased 15,000,000 shares of common stock owned by the former Chairman and CEO and increased the related note payable by $1,000,000, value of the common stock (see below). Interest expense incurred for the fiscal years ended August 31, 2001 and 2000 is $89,189 and $117,689, respectively.

        During fiscal 2001, the Company had borrowed funds from its then Vice Chairman and CEO who resigned May 24, 2001, for working capital purposes. During fiscal 2001, the Company had principal borrowings of $847,017 and made no principal payments. The notes are due upon demand and are non-interest bearing. The Company is currently negotiating new terms with the former Vice Chairman and CEO.

Severance Agreements
--------------------
         The Company entered into a severance agreement effective August 8, 2000 and restated and amended November 15, 2000, with the former Chairman and CEO, as follows:

         o the Company agreed to pay the former Chairman and CEO a severance amount of $120,000 payable in twelve equal monthly installments beginning August 10, 2000. During fiscal 2000, the Company made payments in the amount of $10,000 in connection with the severance liability. During fiscal 2001, the Company paid the remaining amount of $110,000;

         o during fiscal 2001, the Company and the former Chairman and CEO agreed to offset a note payable to the former Chairman and CEO with certain accounts receivable in the amount of $600,000 from Speedsl.com, Inc., a related party;

         o during fiscal 2001, the former Chairman and CEO returned 15,000,000 shares of common stock valued at $1,000,000 (based on the closing bid price on the date of the agreement) and the Company increased its note payable (see Note 8);

         o during fiscal 2001, the Company secured the note payable to the former Chairman and CEO with 5,000,000 freely trading shares of common stock from the current President; and

         o during fiscal 2001, the former Chairman and CEO agreed to cancel 2,000,000 options, which were outstanding at August 31, 2000.

         In August 2001, the Company reached a settlement with the former Chairman and CEO. Pursuant to the settlement, the former Chairman and CEO foreclosed on the 5,000,000 shares of common stock held by the President as payment in full on his note. In addition, the Company issued an additional 370,000 shares to the former Chairman and CEO for other negotiated items. As a result, the promissory note in the amount of $1,940,979 (including accrued interest of $216,028) was eliminated from the Company's books (see above). Upon the conclusion of the settlement, the Company issued 5,000,000 restricted shares of common stock to the current President to restore his holdings. The Company recorded the reduction of the note payable and the accrued interest against the issuance of the 5,000,000 shares of common stock issued to the President with no net impact to the statement of operations, as the transactions was with a majority shareholder. The Company valued the additional 370,000 shares of common stock at $51,800 (based on the closing bid price on the date of settlement) and expensed the entire amount under general and administrative expenses in the accompanying statement of operations as of August 31, 2001.

         Additionally, the settlement calls for an ongoing sale restriction on the shares issued to the former Chairman and CEO.

         Effective August 8, 2000 the Company also entered into a severance Agreement with its former Chief Operating Officer ("COO"). The agreement required the Company to pay the former COO a severance amount of $120,000 payable in twelve equal monthly installments beginning August 10, 2000. During fiscal 2000, the Company made payments in the amount of $10,000 in connection with the severance liability. During fiscal 2001, the Company paid the remaining amount of $110,000.

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

Accounts Payable
----------------
         During fiscal 2001 and 2000, the Company has been billed approximately $5,557,199 from third parties for consultation services and related computer components in connection with the implementation of certain software programs. The Company evaluated a proposal for implementation of various software products and decided not to enter into any formal agreement. The Company has expensed $2,469,317 of the amount related to consultation services in general and administrative expense in the accompanying statement of operations for the year ended August 31, 2000 and has offset the remaining $3,087,832 against the related property and equipment which the Company has returned to the vendor. The Company has retained the services of an outside consultant to examine the appropriateness of such services and related charges. As of August 31, 2001, the Company has not made any payments related to these charges with the net amount of $2,469,317 being recorded under accounts payable in the accompanying Balance Sheet as of August 31, 2001.

         During fiscal 2000, the Company entered into an agreement with a third party for software licenses and promotional support for approximately $1,260,718, with the intent to resell the related licenses to customers. As of August 31, 2001 and 2000, the Company had not yet received the promotional support services portion of the agreement and has determined that the related asset does not provide any future benefit to the Company. As a result, the Company has recognized an impairment loss of approximately $1,260,718 which is included in the accompanying statement of operations for the year ended August 31, 2000 (see Note 2). In addition, the Company has not made any payments pursuant to this agreement and has accrued approximately $1,260,718 in accounts payable in the accompanying balance sheet at August 31, 2001. The Company is currently in the process of trying to renegotiate the amount due with the third party.

         During fiscal 2001, the Company entered into an agreement with a third party supplier which provides DSL communication access with an outstanding balance of approximately $6,733,000 recorded under accounts payable in the accompanying Balance Sheet as of August 31, 2001. The agreement calls for the sale of existing lines and a repayment plan for the remaining debt after applying the sale proceeds to offset debt and accrued interest with potential debt forgiveness in future years if certain payments are made according to the agreement, as defined.

Accrued Payroll Taxes
---------------------
         The Company has recorded an accrual for past due payroll taxes as of August 31, 2001 due to the under-payment of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,303,000 including penalties and interest of $171,000 related to payroll taxes under accrued payroll and related liabilities in the accompanying balance sheet at August 31, 2001. The Company anticipates having this matter settled by August 31, 2002.

NOTE 7.  INCOME TAXES

         A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended August 31:

                                                      2001             2000
                                                  ------------     ------------

         Tax benefit at statutory rates           $(2,771,800)     $(6,886,600)
         Differences resulting from:
            State taxes                              (439,400)           2,400
            Non-deductible and other
               beneficial items                         5,600        2,347,200
            Changes in allowance for
               deferred tax assets                  3,208,000        4,539,400
                                                  ------------     ------------
         Provision for income taxes               $     2,400      $     2,400
                                                  ============     ============

         The valuation allowance increased by approximately $3,208,000 and $4,539,400 during the years ended August 31, 2001 and 2000, respectively. No current provision for income taxes is required for the years ended August 31, 2001 and 2000 since the Company incurred taxable losses during such years.

         Net deferred income taxes are as follows as of August 31, 2001:

         Deferred tax liabilities:
          Depreciation and amortization                           $  (123,000)
                                                                  ------------

         Deferred tax assets:
          Net operating losses                                      7,471,000
          State taxes                                                   1,000
          Reserves and accruals                                     1,439,000
                                                                  ------------
         Total deferred tax assets                                  8,911,000
         Less:  Allowance for deferred tax assets                  (8,788,000)
                                                                  ------------
         Net deferred income taxes                                $      -
                                                                  ============

         The Company has approximately $19,500,000 and $9,700,000 in Federal and California State net operating loss carry forwards as of August 31, 2001, which, if not utilized, expire through 2021 and 2006, respectively.

         The utilization of the net operating loss carry-forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carry forwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of August 31, 2001.

NOTE 8.  STOCKHOLDERS' EQUITY

Preferred Stock
---------------
         The Company's articles of incorporation authorize the issuance up to 10,000,000 shares of $.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities the board of directors may determine. All shares of any one series shall be equal in rank and identical in all respects. As of November 23, 1999, the board of directors had designated 5,000 shares as Series A 6% Convertible Preferred Stock ("Preferred A"). Each Preferred A share had a liquidation preference of $1,000 per share plus accrued dividends and was convertible at anytime into such number of fully paid and non-assessable shares of common stock as was determined by dividing $1,000 plus the amount of any accrued and unpaid dividends by the conversion price in effect at the time of conversion, as defined.

         In November 1999, the Company sold 2,500 shares of Preferred A to an accredited investor for proceeds of $2,278,200 (net of commissions paid of $221,900). Since the Preferred A was immediately convertible at the option of the shareholder, the Company has recorded a beneficial conversion of $1,560,000 as a preferred stock dividend in the accompanying statements of stockholders' deficit for the year ended August 31, 2000. In connection with this transaction, the Company issued to this investor warrants to purchase 250,000 shares of common stock at $4.25 per share. The warrants expire in November 2004. In addition, the Company issued conditional warrants to the investor to purchase up to 2,500 shares of Preferred A at $1,000 per share and committed to issue reserve warrants to purchase 50,000 shares of the Company's common stock at $4.25 per share for each 500 shares of Preferred A purchased under the conditional warrants. The conditional warrants expire in November 2004.

         During February 2000, the Company issued 1,500 shares of Preferred A in connection with the above investor exercising certain conditional warrants for $1,380,000 (net of commission paid of $120,000) and issued reserve warrants to purchase 150,000 shares of common stock at $4.25 per share that are exercisable through February 2005. Since the Preferred A was immediately convertible at the option of the shareholder at a price lower than the closing bid price on the date of conversion in accordance with the terms of the preferred stock, the Company recorded a beneficial conversion of $1,500,000 as a preferred stock dividend in the accompanying statement of stockholders' deficit for the year ended August 31, 2000. In addition, the Company issued warrants to purchase an additional 25,000 shares of the Company's common stock at $6.625 per share that vested on the date of grant and are exercisable through May 2005.

         During May 2000, the Company issued 1,000 shares of Preferred A in connection with the above investor exercising its remaining conditional warrants for $920,000 (net of commissions paid of $80,000) and issued reserve warrants to purchase 100,000 shares of common stock at $4.25 per share that are exercisable through May 2005. Since the Preferred A was immediately convertible at the option of the shareholder at a price lower than the closing bid price on the date of conversion in accordance with the terms of the preferred stock, the Company recorded a beneficial conversion of $1,000,000 as a preferred stock dividend in the accompanying statement of stockholders' deficit for the year ended August 31, 2000.

         During fiscal 2001 and 2000, the Company accrued $106,459 and $167,500, respectively of dividends in connection with the outstanding Preferred A shares.

         During fiscal 2000 and 2001, all of the shares of Preferred A and the related accrued dividends were either converted into common stock or repurchased (see below). As a result, no shares of Preferred A or related accrued dividends were outstanding as of August 31, 2001.

Common Stock
------------
         The Company issued 75,000 shares of common stock valued at $600,000 (based on the closing bid price of the Company's common stock on the date of grant) in connection with its acquisition of Color Networks (see Note 3).

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

         In August 2000, the Company issued 5,000,000 shares of common stock in connection with the exercise of options for $71,000, of which $15,500 was received during fiscal 2001.

         In November 2000, it was discovered that the former CFO and beneficial owner (as defined by the Securities Exchange Act of 1934), had profited from purchases and subsequent sales of the Company's common stock held for less than six (6) months (a "short-swing" profit). Pursuant to Section 16(b) of thee Securities Exchange Act of 1934, the Company acted to recover these profits from the former CFO. As a result, the Company received $16,380, which has been credited to additional paid-in capital as a contribution to shareholders' deficit.

         During fiscal 2001, the Company issued 698,710 shares of common stock in connection with the conversion of 350 shares of Preferred A plus accrued dividends of $18,285, at conversion prices ranging from $0.25 to $0.917 per share in accordance with the conversion terms of Preferred A shares.

         During fiscal 2001, the Company reached an agreement with Mesora, the holder of its Preferred A shares for the retirement of the remaining 3,650 Preferred A shares. As of March 8, 2001, Mesora converted 2,450 Preferred Series A shares, with a liquidation value of $2,450,000, plus the remaining accrued dividends of $219,329, at a price of $0.91 per share, into 2,952,794 shares of Myrient's common stock. Mesora converted 700 Preferred Series A shares, with a liquidation value of $700,000, at a price of $0.90 per share into 777,777 shares of Myrient's common stock as collateral against a note payable of $700,000 (see
Note 6). As Mesora has the right to foreclose on the shares of common stock, the Company has reflected the shares as outstanding as of August 31, 2001. On May 17, 2001, the Company agreed to repurchase the shares of common stock at Mesora's cost of $700,000, personally guaranteed by Myrient's then Vice Chairman and CEO and secured by the 777,777 shares of common stock repurchased by the Company. As the Company sold to the Company the 500 remaining Preferred A shares at its cost of $500,000 which the Company financed with its line of credit (see
Note 6).

         During November 2001, the Company negotiated with the former Chairman and CEO to retire his holdings of 15,000,000 shares of his common stock valued at $1,000,000 which was added to the note payable owed to him (see Note 6).

         During fiscal 2001, pursuant to a settlement agreement with the former Chairman and CEO, the Company issued 5,000,000 shares of common stock to the current President and 370,000 shares of common stock to the former Chairman and CEO for certain legal fees incurred (see Note 6).

         During fiscal 2001, the Company issued 2,124,409 shares of common stock valued at $345,118 (includes the 370,000 shares issued in connection with the settlement agreement with the former Chairman and CEO) (based on the closing bid price of the Company's common stock on the dates of grant) for services and compensation.

         During fiscal 2001, the Company issued 2,000,000 shares of common stock to the CEO valued at $270,000 (based on the closing bid price of the Company's common stock on the date of grant) as compensation. The shares were to vest over a one-year period. Subsequent to the issuance, the CEO resigned. The Company and the then CEO agreed to cancel 1,000,000 of the original shares issued, resulting in the Company recognizing compensation expense of $135,000 in the accompanying statement of operations for the year ended August 31, 2001.

         During fiscal 2001, the Company issued 5,032,739 shares of common stock valued pursuant to the conversion of $672,759 of notes payable (see Note 6).

Stock Options
-------------
         In November 1999, the Company's board of directors and majority shareholders approved the Myrient, Inc. Amended and Restated 1999 Stock Option Plan ("the 1999 plan"), effective April 13, 2000. An aggregate of 5,000,000 shares of common stock are reserved for issuance under the 1999 plan. The exercise price for each option shall be equal to 85% to 110% of the fair market value of the common stock on the date of grant, as defined, and shall vest over no more than a five-year period. The plan shall terminate ten years after its adoption by the board of directors and may be terminated by the board of directors on any earlier date, as defined.

         During fiscal 2000, the board of directors granted to various employees, pursuant to the 1999 plan, an aggregate of 1,276,560 options (net of 643,800 options that were issued and cancelled during fiscal year 2000) at exercise prices ranging from $4.531 to $15.00 (based on the closing bid price of the Company's common stock on the date of each grant). During fiscal year 2001, 917,560 of these options were cancelled. The options vest through January 2003 and are exercisable through January 2005. In addition, during fiscal 2000 the board of directors granted to various employees, pursuant to the 1999 plan, an aggregate of 103,600 options (net of 13,000 issued and cancelled during fiscal year 2000) at an exercise price of $4.00 resulting in $26,000 (net of cancelled options) of compensation expense to be charged to the Company over the two year vesting period under APB 25, of which, $12,028 and $0 was charged to operations during fiscal 2001 and 2000, respectively.

         In February 2000, the Company's board of directors and majority shareholders approved the Myrient, Inc. 2000 Stock Option Plan ("the 2000 plan"), effective March 1, 2000. An aggregate of 5,000,000 shares of common stock are reserved for issuance under the 2000 plan. The exercise price for each option shall be equal to 85% to 110% of the fair market value of the common stock on the date of grant, as defined, and shall vest over no more than a five-year period. The plan shall terminate ten years after its adoption by the board of directors and may be terminated by the board of directors on any earlier date, as defined.

         During fiscal 2000, the board of directors granted to various employees, pursuant to the 2000 plan, an aggregate of 1,101,300 options (net of 107,570 options that were issued and cancelled during fiscal year 2000) at exercise prices ranging from $1.30 to $10.875 (based on the closing bid price of the Company's common stock on the date of each grant). During fiscal year 2001, 560,960 of these options were cancelled. The options vest through August 2003 and are exercisable through August 2005.

         During fiscal 2001, the board of directors granted to various employees, pursuant to the 2000 plan, an aggregate of 1,442,500 options, (net of 428,500 options that were issued and cancelled during the fiscal year 2001) at exercise prices ranging from $0.14 to $10.69 (based on the closing bid price of the Company's common stock on the date of each grant). The options vest on various dates through December 2003 and are exercisable through August 2011.

         From time to time, the Company issues non-plan stock options pursuant to various agreements and other compensatory agreements to employees and third parties.

         In November 1999, the Company granted options to purchase 200,000 shares of common stock at an exercise price of $4.531 per share with a fair market value of $868,000 (estimated by the Company based on the Black-Scholes pricing model pursuant to SFAS 123) to a consultant. The options vest over a one-year period from the date of grant and are exercisable through November 2001. During fiscal 2001 and 2000, the Company recognized consulting expense of $217,000 and $651,000 in the accompanying statement of operations, respectively.

         In December 1999, the Company granted options to purchase 15,000 shares of common stock, at an exercise price of $8.00 per share, with a fair market value of $120,000 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123) to certain officers of Color Networks related to the acquisition of Color Networks. The options vested on the date of grant and are exercisable through December 2004. The Company recorded the fair market value of $120,000 as part of the purchase price of Color Networks (see Note 3).

         During fiscal 2000, the Company granted options to purchase 50,000 shares of common stock, at exercise prices ranging from $4.01 to $12.50 per share, with a fair market value of $539,350 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123) to consultants. The options vested on the date of grant and are exercisable through May 2005. During fiscal 2000, the Company recognized total consulting expense of $539,350 in the accompanying statements of operations.

         In April 2000, the Company granted options to purchase 100,000 shares of common stock pursuant to a public relations service agreement, at an exercise price of $40.00 per share, with an estimated fair market value of $225,000 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123) to a consultant. The options vested on the date of grant and are exercisable through March 2005. During fiscal 2000, the Company recognized total marketing expense of $225,000 in the accompanying statements of operations. During fiscal 2001, the Company cancelled the related options when the contract was terminated.

         In August 2000, the Company granted options to purchase 63,000 shares of common stock at an exercise price of $1.437 per share, with an estimated fair market value of $87,570 (estimated by the Company based on the Black-Scholes option pricing model under SFAS 123) to a consultant. The options vest over a six-month period and are exercisable through August 2005. The Company recognized total consulting expense of $87,570 over the vesting period during fiscal year 2001.

         Following is a status of the stock options outstanding at August 31, 2001 and 2000 and the changes during the years then ended:

                                                  2001                               2000
                                      ------------------------------    -------------------------------
                                                    Weighted Average                   Weighted Average
                                       Options      Exercise Price         Options     Exercise Price
                                      -----------   ----------------     -----------   ----------------
Outstanding, beginning of year         4,909,460         $3.71             8,000,000         $0.02
  Granted                              1,871,000          0.90             3,673,830          5.84
  Exercised                                  -              -             (5,000,000)         0.01
  Expired/Forfeited                   (4,007,020)         3.42            (1,764,370)         1.89
                                      -----------   ----------------      -----------  ----------------
Outstanding, end of year               2,773,440         $2.90             4,909,460         $3.71
                                      ===========   ================      ===========  ================
Exercisable, end of year               1,921,595         $3.47             2,970,360         $3.35
                                      ===========   ================      ===========  ================
Weighted average fair value
 of options granted                                      $0.16                               $4.66
                                                    ================                   ================

         1,396,000 of the options outstanding at August 31, 2001 have an exercise prices of between $0.14 and $0.45, with a weighted average exercise price of $0.19 and a weighted average remaining contractual life of 8.7 years. 818,735 of these options are exercisable at August 31, 2001. 462,440 of the options outstanding at August 31, 2001 have exercise prices between $1.30 and $4.00, with a weighted average exercise price of $2.74 and a weighted average remaining contractual life of 5.2 years. 374,030 of these options are exercisable at August 31, 2001. 525,000 of the options outstanding at August 31, 2001 have exercise prices between $4.01 and $8.00, with a weighted average exercise price of $4.80 and a weighted average remaining contractual life of
0.66 years. 468,744 of these options are exercisable at August 31, 2001. The remaining 390,000 options have exercise prices between $9.56 and $15.00, with a weighted average exercise price of $10.03 and a weighted average remaining contractual life of 1.51 years. 260,086 of these options are exercisable at August 31, 2001.

         The fair value of each option granted during 2001 and 2000 to consultants and outside service providers is estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 168 percent and 390 percent, respectively, (iii) weighted average risk free interest rate of approximately
6.27 percent and 6.25 percent, respectively, and (iv) average expected life of 5 years.

         Had compensation costs for the Company's 2001 and 2000 options granted to employees been determined consistent with SFAS 123, the Company's net loss and net loss per share for the years ended August 31, 2001 and 2000 would approximate the pro forma amounts below:

                                        2001                                 2000
                           ------------------------------       ------------------------------
                            As Reported       Pro forma          As Reported       Pro forma
                           -------------    -------------       -------------    -------------
Net loss                   $(8,152,247)     $(8,907,172)        $(20,481,888)    $(24,528,622)
                           =============    =============       =============    =============
Basic and diluted
 loss per common
 share                     $      (0.22)    $      (0.24)       $      (0.68)    $      (0.79)
                           =============    =============       =============    =============

Stock Warrants
--------------
         From time to time, the Company issues warrants pursuant to various consulting agreements.

         During fiscal 2000, pursuant to various brokerage service agreements with outside consultants, the Company issued warrants to purchase 558,952 shares of the Company's common stock. The exercise prices per share were initially equal to the average closing bid price for the five days before each grant ranging from $4.025 to $14.50. If the average closing bid price for the Company's common stock for the five days before an investment agreement is entered into is less than the initial price, then the exercise price shall be reset to equal the market price of the closing date or if the date of exercise is more than six months after the date of issuance, the exercise price shall be reset to the lesser of the exercise price in effect or lowest reset price for the five days ending on such anniversary date, as defined. As these warrants were issued in connection with fund raising activities, no consulting expense was recognized in the statement of operations. During fiscal 2001, the Company cancelled 120,000 of these warrants (see Note 9).

         In June 2000, pursuant to marketing agreements with outside consultants, the Company issued warrants to purchase 200,000 shares of the Company's common stock, at exercise prices ranging from $6.00 to $8.00 per share, with estimated fair market value of $755,000 (estimated by the Company based on the Black-Scholes pricing model under SFAS 123). The warrants vested on the date of grant and are exercisable through June 2002. During fiscal 2000, the Company recognized total marketing expense of $755,000 in the accompanying statements of operations.

         In May 2000, pursuant to a convertible note agreement with a financial institution (see Note 6), the Company issued warrants to purchase 15,686 shares of the Company's common stock, at an exercise price of $6.325, with an estimated fair market value of $53,333 (estimated by the Company based on the Black-Scholes pricing model under SFAS 123). The warrants vested on the date of grant and are exercisable through May 2005. During fiscal 2000, the Company recognized interest expense of $53,333 in the accompanying statements of operations.

         During fiscal 2000, pursuant to various service agreements with outside service providers, the Company issued warrants to purchase 58,243 shares of the Company's common stock at exercise prices ranging from $6.00 to $18.44 per share, with an estimated fair market value of $775,418 (estimated by the Company based on the Black-Scholes pricing model under SFAS 123). The warrants vested on the date of grant and are exercisable through June 2005. During fiscal 2000, the Company recognized service expense of $775,418 in the accompanying statements of operations. During fiscal 2001, the Company cancelled 26,641 of these warrants.

         In August 2000, pursuant to stock purchase agreement with an investor, the Company issued warrants to purchase 36,923 shares of the Company's common stock, at exercise price of $1.37 per share (see Common Stock above). The warrants vested on the date of grant and are exercisable through August 2003. As these warrants were issued in connection with fundraising activities, no consulting expense is to be recognized for these warrants in the statement of operations.

         The following represents a summary of the warrants (including the warrants discussed in the preferred stock section above) outstanding for the years ended August 31, 2001 and 2000:

                                            August 31, 2001                  August 31, 2000
                                     ------------------------------   ------------------------------
                                                   Weighted Average                 Weighted Average
                                      Warrants      Exercise Price     Warrants      Exercise Price
                                     -----------   ----------------   -----------   ----------------
Outstanding, beginning of year        1,394,804    $     4.99              -        $        -
     Granted                              -                -           1,394,804           4.99
     Exercised                            -                -               -                 -
     Expired/Forfeited               (  146,641)         5.77              -                 -
                                     -----------   ----------------   -----------   ----------------
Outstanding, end of year              1,248,163    $     4.91          1,394,804    $      4.99
                                     ===========   ================   ===========   ================
Exercisable, end of year              1,248,163    $     4.91          1,394,804    $      4.99
                                     ===========   ================   ===========   ================
Weighted average fair value
 of warrants granted                               $       -                        $      4.86
                                                   ================                 ================

         406,923 of the warrants outstanding at August 31, 2001 have exercise prices between $1.00 and $4.00, with a weighted average exercise price of $3.62 and a weighted average remaining contractual life of 3.1 years. 650,523 of the warrants outstanding at August 31, 2001 have exercise prices between $4.00 and $6.00, with a weighted average exercise price of $4.50 and a weighted average contractual life of 2.7 years. 190,717 of the warrants outstanding at August 31, 2001 have exercise prices between $6.00 and $15.00, with a weighted average exercise price of $9.67 and a weighted average remaining contractual life of 2.1 years.

         The fair value of each warrant granted during 2000 for services is estimated using the Black-Scholes pricing model on the date of grant using the following assumption: (i) no dividend yield, (ii) average volatility of 390 percent, (iii) weighted average risk free interest rate of approximately 6.25 percent, and (iv) average expected life of 3 years.

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

         Effective July 17, 2000, the Company advised the investment banking company that it no longer intends to facilitate the use of this agreement. No "Puts" were exercised pursuant to this agreement during the fiscal year 2000 or 2001. During fiscal 2001, the Company and the Investment Banking Company negotiated a settlement whereby the Company cancelled 120,000 of the warrants.

NOTE 10.  RELATED-PARTY TRANSACTIONS

         During fiscal 2000, the then Chairman and CEO of the Company entered into a verbal contract with Speedsl.com, Inc. which is owned and operated by the son of the former Chairman and CEO, to be a reseller of access services. During fiscal 2000, the Company invoiced Speedsl.com, Inc. approximately $593,000 for access services fees and approximately $395,000 for routers, of which $600,000 was offset against a note payable to the former Chairman and CEO (see Item 9). Cost incurred by the Company for such services were approximately $988,000, that are at customer locations.

         During fiscal 2001, the Company invoiced Speedsl.com, Inc. approximately $191,000 for access service fees and $245,000 for disconnect fees. Speedsl.com, Inc. made payments of approximately $103,000. During the fiscal year the Company wrote off the remaining $721,000 due from Speedsl.com, Inc.

         During November 2001, the Company negotiated with the former Chairman and CEO to retire his holdings of 15,000,000 shares of his common stock valued at $1,000,000 which was added to the note payable owed to him (see Note 6).

         During fiscal 2001, pursuant to a settlement agreement with the former Chairman and CEO, the Company issued 5,000,000 shares of common stock to the current President and 370,000 shares of common stock to the former Chairman and CEO for certain legal fees incurred.

         During fiscal 2001, the Company issued 2,000,000 shares of common stock to the CEO valued at $270,000 (based on the closing bid price of the Company's common stock on the date of grant) as compensation. The shares were to vest over a one-year period. Subsequent to the issuance, the CEO resigned in which the Company and the then CEO agreed to cancel 1,000,000 of the original shares issued, resulting in the Company recognizing compensation expense of $135,000 in the accompanying statement of operations as of August 31, 2001.

         See Note 6 for additional related party transactions during fiscal year August 31, 2001.

NOTE 11.  EARNINGS PER SHARE

Basic and diluted loss per common share is computed as follows:

                                                                     2001              2000
                                                                 -------------    -------------
Numerator for basic and diluted loss per common share:
     Net loss                                                     $(8,152,247)    $(20,481,888)
     Preferred dividends, including beneficial conversion
     of Preferred A stock                                            (106,459)      (4,227,500)
                                                                 -------------    -------------
     Net loss available to common stockholders                    $(8,258,706)    $(24,709,388)
                                                                 =============    =============

Denominator for basic and diluted loss per common share:
     Weighted average common shares outstanding                    37,793,222       36,524,870
                                                                 =============    =============

     Net loss per common share available to common
      Stockholders                                                $     (0.22)    $      (0.68)
                                                                 =============    =============

NOTE 12. SUBSEQUENT EVENT

         Subsequent to August 2001, the Company issued 419,699 shares of common stock valued at $53,811 (based on the closing bid price of the Company's common stock on the date of grant) to employees in lieu of wages.

         Subsequent to August 2001, the board of directors granted to various employees, pursuant to the 2000 plan, an aggregate of 1,830,000 options at exercise price of $0.115 to $0.140 (based on the closing bid price of the Company's common stock on the date of each grant). The options vest through January 2003 and are exercisable through January 2011.

         Subsequent to August 2001, the Company and Speedsl.com, Inc. reached a settlement agreement and mutual general release between the parties. This agreement was intended to encompass and fully settle the claims against one another, and was in the best interest to avoid further litigation costs.