Form 10QSB
period 2001-11-30
MYRIENT INC
filed 2002-01-14
CIK 949113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission file number 0-26578

                                  MYRIENT, INC.
                     ---------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Nevada                                       33-0662114
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                      65 Enterprise, Aliso Viejo, CA 92656
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (949) 330-6500
                    -----------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes [X]   No [ ]

As of January 10, 2002 the number of shares of common stock outstanding was 44,774,495.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                  Myrient, Inc.
                           Consolidated Balance Sheet
                                November 30, 2001
                                   (Unaudited)
ASSETS
Current assets:
   Cash                                                              $     13,694
   Accounts receivable, net of allowance for doubtful
     accounts of approximately $770,000                                 1,013,364
                                                                     -------------
   Total current assets                                              $  1,027,058

Property and equipment, net of accumulated depreciation
  of $1,563,741                                                         2,495,081
Deposits and other assets                                                 281,237
                                                                     -------------
Total assets                                                         $  3,803,376
                                                                     =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities                          $  9,751,158
   Line of credit borrowings                                              500,000
   Current portion of notes payable                                     1,167,485
   Convertible note payable                                               781,250
   Accrued payroll and related liabilities                              1,363,195
   Accrued interest payable                                               402,203
   Current portion of capital lease obligations                           100,334
                                                                     -------------
   Total current liabilities                                           14,065,625

   Long-term notes payable, net of current portion                      5,500,000
   Obligations under capital lease, net of current portion                 31,664
   Related party notes payable                                          2,298,179
                                                                     -------------
   Total liabilities                                                   21,895,468

Stockholders' deficit:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized,
     no shares issued and outstanding                                           -
   Common stock, $0.01 par value, 75,000,000 shares authorized,
     45,274,495 shares issued and outstanding                              45,275
   Additional paid-in capital                                          16,913,208
   Accumulated deficit                                                (35,050,575)
                                                                     -------------
   Total stockholders' deficit                                        (18,092,092)
                                                                     -------------
Total liabilities and stockholders' deficit                          $  3,803,376
                                                                     =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Myrient, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended November 30,
                                                               2001             2000
                                                           -------------   -------------
Net sales                                                  $  2,404,165    $  3,639,195
Cost of sales                                                 1,588,642       2,942,916
                                                           -------------   -------------
  Gross profit                                                  815,523         696,279

Operating expenses:
Selling                                                         390,160         687,994
General and administrative                                    1,299,019       2,210,197
Research and development                                        246,418               -
                                                           -------------   -------------
  Total operating costs and expenses                          1,935,597       2,898,191
                                                           -------------   -------------
Operating loss                                               (1,120,074)     (2,201,912)

Other income (expense):
Other income                                                    360,000               -
Interest expense                                               (358,651)        (77,274)
                                                           -------------   -------------
   Total other income (expense)                                   1,349         (77,274)
                                                           -------------   -------------

Net loss                                                   $ (1,118,725)   $ (2,279,186)
                                                           =============   =============

Net loss available to common stockholders loss per share   $      (0.02)   $      (0.06)
                                                           =============   =============

Basic/diluted weighted average common shares outstanding     45,022,334      39,198,774
                                                           =============   =============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                  Myrient, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                   Quarters Ended November 30,
                                                                      2001           2000
                                                                  ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                          $(1,118,725)   $(2,279,186)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Bad debt expense                                                  60,000         40,000
     Depreciation                                                     259,158        228,615
     Vesting of previously issued options and warrants                 12,027        307,577
     Estimated fair market value of stock, options and warrants
       issued for services                                             42,311          4,100
     Changes in operating assets and liabilities:
       Accounts receivable                                           (110,179)      (663,503)
       Other assets                                                   (29,706)             -
       Accounts payable and accrued liabilities                       978,088      3,536,553
       Accrued payroll and related liabilities                        (29,936)       392,229
       Accrued interest payable                                       272,361         42,293
                                                                  ------------   ------------
Net cash provided by operating activities                             335,399      1,608,678

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment                                  (141,743)    (1,852,759)
Capitalized computer software development cost                       (119,630)             -
Deposits                                                                    -         25,304
                                                                  ------------   ------------
Net cash used in investing activities                                (261,373)    (1,827,455)

CASH FLOW FROM FINANCING ACTIVITIES
Principal repayments on convertible note payable                      (75,000)             -
Principal repayments on notes payable                                (125,000)             -
Repayments on related party notes payable                             (21,139)       (40,104)
Proceeds from related party notes payable                                   -        250,746
Repayment on capitalized leased obligations                           (22,691)       (18,590)
Proceeds from short-swing profits                                           -         16,380
                                                                  ------------   ------------
Net cash provided by (used in) financing activities                  (243,830)       208,432

Net decrease in cash                                                 (169,804)       (10,345)
Cash at beginning of period                                           183,498         12,877
                                                                  ------------   ------------
Cash at end of period                                             $    13,694    $     2,532
                                                                  ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for interest                          $    86,290    $    39,303
                                                                  ============   ============
Cash paid during the period for taxes                             $         -    $         -
                                                                  ============   ============

SUPPLEMENTAL DISCLOSURE ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

See Note 9 for additional non-cash financing activities during the quarter ended
November 30, 2001.

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Myrient, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

     Operating results for the quarter ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2001.

2. SOFTWARE DEVELOPMENT COSTS

     On September 1, 2001, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1")". SOP 98-1 identifies three stages of a typical software development project: preliminary project stage, application development stage, and the post-implementation stage. As required by SOP 98-1, the Company capitalizes certain qualifying costs (primarily employee salary expense) incurred during the application development stage. All other internal use development costs are expensed as incurred.

     The Company has been developing certain computer software projects since the third quarter of the prior year and incurred $191,679 research and development cost in the prior year. The adoption of SOP 98-1 in the prior year did not have a material impact on the Company's results of operations, financial position or cash flows for the year. The $191,679 research and development cost was presented as part of general and administrative expense in the Company's statement of operations for the year ended August 31, 2001.

     The Company incurred $336,048 of research and development expenditures during the quarter ended November 30, 2001, of which $119,630 was capitalized under SOP 98-1 as property and equipment in the accompanying Balance Sheet and $246,418 was expensed under research and development in the accompanying Statement of Operations.

     Amortization of capitalized computer software development cost is provided on a project-by-project basis on the straight-line method over the estimated economic life of the products (not to exceed five years).

     The carrying value of capitalized computer software development cost is periodically reviewed, and a loss is recognized when the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost, consistent with the Company's policy regarding long-lived assets.

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

3. LOSS PER SHARE

     The Company has adopted Statement of Accounting of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share." Under SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Stock options and warrants outstanding on November 30, 2001 and 2000 are not considered common stock equivalents, as the affect on net loss per share would be anti-dilutive.

4. SEGMENT INFORMATION

     The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company accounts for its operations and manages its business as one segment.

5. COMPREHENSIVE INCOME

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

6. RISKS AND UNCERTAINTIES

     The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

7. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of November 31, 2001, the Company has negative working capital of $13,038,567, long-term borrowings of $7,829,843 and the stockholders' deficit of $18,092,092.

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

8. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

     In September 2001, the Company entered into a consulting agreement with a marketing firm to manage public relations for the Company. Upon execution of the agreement, the Company issued 30,000 shares of common stock valued at $6,000 (based on the closing bid price of the Company's common stock on the date of the agreement) recorded as compensation expense as an incentive for the marketing firm to provide its services to the Company.

     In October 2001, a total of 50,000 shares of common stock previously issued to the Company's directors were returned to the Company due to the change of the compensation plan which is still in process and the related $17,500 compensation expense was reversed.

     During the quarter ended November 30, 2001, the Company issued to three of its employees a total of 419,699 shares of common stock valued at $53,811 (based on the closing bid price of the Company's common stock on the date of issuance), which was recorded as compensation expense.

     During the quarter ended November 30, 2001, the Company recorded $12,027 of compensation expense associated with the vesting of warrants previously issued to its outside service providers.

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

9. NOTES PAYABLE

     During the quarter ended November 30, 2001, a $5,500,000 accounts payable balance owed to one of the Company's vendors was converted to a note payable based on the agreement signed by and between the Company and the vendor. The note, requiring various monthly payments of principal and interest beginning in April 2002 and a balloon payment in December 2009, bears a 12% interest per annum and contains prepayment incentives that provide the Company with potential debt forgiveness in future years if certain payments are made.

10. OTHER INCOME

     In November 2001, the Company generated one-time revenue of $360,000 from sale of certain digital subscriber line ("DSL") accounts to a third party supplier (which provides DSL communication access).

11. SUBSEQUENT EVENT

     In December 2001, the Company cancelled 500,000 shares of common stock previously issued to Seven Keys Development Trust, of which Robert C. Weaver, Jr., the Company's former director, is a trustee. The Company had investigated and concluded that these cancelled shares were issued upon the exercise of the unauthorized stock options granted by William J. Kettle, the Company's former Chairman of the Board Directors and Chief Executive Officer.

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

GENERAL

      Myrient, Inc. (the "Company") is an outsourced Information Technology solutions provider that delivers managed services that allow enterprises to conduct secure communications with remote offices, partners and customers worldwide. The Company enables its customers to outsource all of their communications needs, while ensuring the highest level of security and reliability. The Company manages and controls a nationwide data communications network that allows it to offer high-quality integrated turnkey solutions. The Company's services include Managed Virtual Private Networking, Broadband Internet Access, Managed Web Hosting, Storage and off-site disaster recovery services, Network and Systems Management, and Professional Services.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NET SALES

     Net sales decreased $1,235,030 to $2,404,165 for the three months ended November 30, 2001 from $3,639,195 for the three months ended November 30, 2000. Revenues generated from Broadband Internet Access decreased $1,457,157 primarily due to the reduction of approximately 150 individuals involved in reselling retail based business class digital subscriber lines ("DSL") connectivity during the three months ended November 30, 2001 as compared to the three months ended November 30, 2000. The decrease was offset by a $228,954 increase in revenues generated from Real Private Networking, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Managed Virtual Private Networking and Professional Services for the three months ended November 30, 2001 as compared to the corresponding period of 2000.

COST OF SALES

     Cost of sales decreased $1,354,274 to $1,588,642 for the three months ended November 30, 2001 from $2,942,916 for the three months ended November 30, 2000. Cost of sales consists primarily of access charges from local exchange carriers, backbone and Internet access costs and the cost of customer equipment to support network systems. The Company's Internet access costs significantly decreased reflecting the decrease in revenues generated from Broadband Internet Access during the three months ended November 30, 2001 as compared to the corresponding period of 2000.

GROSS PROFIT

     Gross profit increased $119,244 to $815,523 for the three months ended November 30, 2001 from $696,279 for the three months ended November 30, 2001 and the profit margin increased 15% to 34% for the three months ended November 30, 2001 from 19% for the three months ended November 30, 2000. The increase in gross profit and the profit margin resulted from a significant decrease in revenues generated from the lower margin services (Broadband Internet Access delivered over DSL) and an increase in revenues generated from the higher margin services (managed services including Real Private Networking, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Managed Virtual Private Networking and Professional Services) during the three months ended November 30, 2001 as compared to the corresponding period of 2000.

SELLING EXPENSE

     Selling expense consists primarily of personnel expenses including salary, commissions and costs for customer support functions. Selling expense decreased $297,834 to $390,160 for the three months ended November 30, 2001 from $687,994 for the three months ended November 30, 2000. The decrease is primarily due to a $258,356 decrease in selling commission resulting from the decrease in revenues generated from Broadband Internet Access for the three months ended November 30, 2001 as compared to the three months ended November 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense decreased $911,178 to $1,299,019 for the three month ended November 30, 2001 from $2,210,197 for the three months ended November 30, 2000. Personnel expense decreased $773,427 from the three months ended November 30, 2000 to the corresponding period in 2001 primarily due to a decreased head count in the 2001 period. Additionally, a $223,095 computer system implementation fee was incurred in the three months ended November 30, 2000 but no such cost was incurred in the 2001 period.

RESEARCH AND DEVELOPMENT

     The Company incurred a $246,418 research and development cost for the three months ended November 30, 2001. However, there was no such cost in the corresponding period in 2000 (as the Company commenced to perform the research and development activities in the third quarter of the prior year). The $246,418 research and development cost included a $31,600 employee salary expense and a total of $214,818 equipment rental expense associated directly with the research and development activities performed by the Company's engineering department during the three months ended November 30, 2001.

OTHER INCOME

     The Company generated one-time revenue of $360,000 from sale of its certain DSL accounts to a third party supplier (which provides DSL communication access) during the three months ended November 30, 2001. No such revenue was generated in the corresponding period in 2000.

INTEREST EXPENSE

     Interest expense increased $281,377 to $358,651 for the three months ended November 30, 2001 from $77,274 for the three months ended November 30, 2000. The increase in interest expense resulted from the higher average interest-bearing borrowing balance during the three months ended November 30, 2001 as compared to the corresponding period in 2000. The higher average borrowing balance is primarily related to the conversion of a $5.5 million balance from accounts payable to a note payable as of August 31, 2001.

NET LOSS

     As a result of the above, the Company incurred a net loss of $1,118,725 for the three months ended November 30, 2001 as compared to $2,279,186 for the three months ended November 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash balance decreased $169,804 to $13,694 on November 30, 2001 from $183,498 on August 31, 2001 primarily due to $141,743 cash used to purchase the Company's property and equipment, $119,630 cash used to develop the Company's certain computer software projects and a total of $243,830 cash used to repay the Company's borrowings during the three months ended November 30, 2001. These uses of cash were offset by $335,399 of cash provided from the Company's operating activities in the three months ended November 30, 2001.

     To date, the Company has satisfied its cash requirements primarily through debt, equity and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and to service its capital lease and debt financing obligations. The Company believes that its anticipated funds from operations will be insufficient to fund its working capital and other requirements through August 31, 2002. Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance its long-term operations ("Additional Funds"). Should the Company fail to raise the Additional Funds, the Company will have insufficient funds for the Company's intended operations for the next nine months that may have a material adverse effect on the Company's long-term results of operations.

     The Company's independent certified public accountants have stated in their report in the Company's Form 10-KSB for the year ended August 31, 2001, that the Company had incurred operating losses in the last two years, had a working capital deficit (including a significant accrued payroll taxes due to under payment of payroll taxes), a significant long-term borrowing balance and a significant stockholders' deficit. Although the Company's the working capital deficit decreased $4,357,941 to $13,038,567 on November 30, 2001 from $17,396,508 on August 31, 2001, the long-term borrowing balance increased $5,454,249 to $7,829,843 on November 30, 2001 from $2,375,594 on August 31, 2001 and the stockholders' deficit increased $1,064,387 to $18,092,092 on November 30, 2001 from $17,027,705 on August 31, 2001. These financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

FORWARD-LOOKING INFORMATION

     Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe," "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be reviewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------

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

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

     On September 1, 2001, the Company entered into a consulting agreement with a marketing firm to manage public relations for the Company. Upon execution of the agreement, the Company issued 30,000 shares of common stock valued at $0.20 per share for a total value of $6,000 as an incentive for the marketing firm to provide its services to the Company. This transaction was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

     During the quarter ended November 30, 2001, the Company issued to three of its employees a total of 419,699 shares of common stock valued at $53,811. The first issuance, of 116,666 shares of common stock to an employee as part of his compensation package, was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under
Section 4(2) of the Securities Act of 1933. The second issuance, of 25,000 shares of common stock, was to an employee as a negotiated settlement regarding compensation as part of his termination with the Company, and was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933. The third issuance, for 278,033 shares of common stock to one employee as compensation for services rendered, was an issuance of securities by the issuer pursuant to a stock option plan registered with the Commission on Form S-8 and is therefore a registered security.

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           None.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None.

Item 5.    Other Information
           -----------------

           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)     Exhibits

                   None.

           (b)     Reports on Form 8-K

                   None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Myrient, Inc.


Date: January 11, 2002                    by: /s/ BARRY H. HALL
                                              ----------------------------------
                                              Barry H. Hall
                                              Chairman of the Board and Director


                                          by: /s/ BRYAN L. TURBOW
                                              ----------------------------------
                                              Bryan L. Turbow
                                              Director and President/CTO

                                          by: /s/ TERESA M. THROENLE
                                              ----------------------------------
                                              Teresa M. Throenle
                                              Director