Form 10QSB
period 2002-02-28
MYRIENT INC
filed 2002-04-15
CIK 949113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission file number 0-26578

                                  MYRIENT, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 Nevada                                  33-0662114
-------------------------------------      -------------------------------------
   (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)

                      65 Enterprise, Aliso Viejo, CA       92656
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (949) 330-6500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [ X ]   No [   ]

As of April 5, 2002 the number of shares of common stock outstanding was 55,575,377.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [ X ]

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                  Myrient, Inc.
                           Consolidated Balance Sheet
                                February 28, 2002
                                   (Unaudited)

ASSETS

Current assets:
     Cash$                                                                     47,329
     Accounts receivable, net of allowance for
       doubtful accounts of approximately $1,100,000                        2,018,028
                                                                         -------------
         Total current assets                                               2,065,357

Property and equipment, net of accumulated depreciation of $1,642,842       2,094,550
Deposits and other assets                                                     276,944
                                                                         -------------

         Total assets                                                    $  4,436,851
                                                                         =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                            $  9,271,390
     Line of credit borrowings                                                500,000
     Current portion of notes payable                                       6,815,810
     Convertible note payable                                                 875,000
     Accrued payroll and related liabilities                                1,371,210
     Accrued interest payable                                                 619,777
     Current portion of capital lease obligations                              89,430
                                                                         -------------
         Total current liabilities                                         19,542,617

Long-term notes payable, net of current portion                               377,120
Obligations under capital lease, net of current portion                        18,540
Related party loans and notes payable                                       2,206,619
                                                                         -------------

         Total liabilities                                                 22,144,896
                                                                         -------------

Stockholders' deficit:
     Preferred stock, $0.01 par value; 10,000,000 shares
       authorized, no shares issued and outstanding                                --
     Common stock, $0.01 par value; 75,000,000 shares
       authorized, 50,257,189 shares issued and outstanding                    50,257
     Additional paid-in capital                                            17,422,079
     Accumulated deficit                                                  (35,180,381)
                                                                         -------------
         Total stockholders' deficit                                      (17,708,045)
                                                                         -------------

         Total liabilities and stockholders' deficit                     $  4,436,851
                                                                         =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Myrient, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Six Months Ended February 28,
                                                                 2002             2001
                                                             -------------   -------------

Net sales                                                    $  4,987,322    $  8,541,112

Cost of sales                                                   2,554,275       5,916,501
                                                             -------------   -------------

         Gross profit                                           2,433,047       2,624,611
                                                             -------------   -------------

Operating expenses:
     Selling                                                      779,810       1,916,134
     General and administrative                                 2,659,527       4,041,231
     Settlement Expense                                           502,496              --
     Research and development                                     452,442              --
                                                             -------------   -------------

         Total operating expenses                               4,394,275       5,957,365
                                                             -------------   -------------

Operating loss                                                 (1,961,228)     (3,332,754)
                                                             -------------   -------------

Other income (expense):
     Other income                                                 475,000              --
     Interest expense, net                                       (622,520)       (351,668)
     Loss on disposal of fixed assets                            (159,333)             --
                                                             -------------   -------------

         Total other income (expense)                            (306,853)       (351,668)
                                                             -------------   -------------

Net loss before extraordinary item                             (2,268,081)     (3,684,422)

Extraordinary item - gain on extinguishment of debt             1,019,550              --
                                                             -------------   -------------

Net loss                                                     $ (1,248,531)   $ (3,684,422)
                                                             =============   =============

Net loss available to common stockholder per common share:
     Loss before extraordinary item                          $      (0.05)   $      (0.11)
     Extraordinary item                                              0.02              --
                                                             -------------   -------------

     Basic and diluted                                       $      (0.03)   $      (0.11)
                                                             =============   =============

     Weighted average shares outstanding                       46,594,459      34,716,365
                                                             =============   =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Myrient, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended February 28,
                                                                 2002            2001
                                                             -------------   -------------

Net sales                                                    $  2,583,156    $  4,901,917

Cost of sales                                                     965,632       2,973,585
                                                             -------------   -------------

         Gross profit                                           1,617,524       1,928,332
                                                             -------------   -------------

Operating expenses:
     Selling                                                      389,651       1,228,140
     General and administrative                                 1,360,505       1,831,034
     Settlement Expense                                           502,496              --
     Research and development                                     206,024              --
                                                             -------------   -------------

         Total operating expenses                               2,458,676       3,059,174
                                                             -------------   -------------

Operating loss                                                   (841,152)     (1,130,842)
                                                             -------------   -------------

Other income (expense):
     Other income                                                 115,000              --
     Interest expense, net                                       (263,869)       (274,394)
     Loss on disposal of fixed assets                            (159,333)             --
                                                             -------------   -------------

         Total other income (expense)                            (308,202)       (274,394)
                                                             -------------   -------------

Net loss before extraordinary item                             (1,149,354)     (1,405,236)

Extraordinary item - gain on extinguishment of debt             1,019,550              --
                                                             -------------   -------------

Net loss                                                     $   (129,804)   $ (1,405,236)
                                                             =============   =============

Net loss available to common stockholder per common share:
     Loss before extraordinary item                          $      (0.02)   $      (0.05)
     Extraordinary item                                              0.02              --
                                                             -------------   -------------

     Basic and diluted                                       $      (0.00)   $      (0.05)
                                                             =============   =============

     Weighted average shares outstanding                       48,197,422      29,872,071
                                                             =============   =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Myrient, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Six Months Ended February 28,
                                                                  ---------------------------
                                                                      2002           2001
                                                                  ------------   ------------

Cash flows from operating activities:
     Net loss                                                     $(1,248,531)   $(3,532,993)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
         Gain on extinguishment of debt                            (1,019,550)            --
         Bad debt expense                                             355,511        520,207
         Depreciation                                                 514,714        465,710
         Vesting of previously issued options and warrants             12,027        310,584
         Estimated fair market value of stock, options and
           warrants issued for salaries and services, net             176,256        100,895
         Loss on disposal of fixed assets                             159,333             --
         Non-cash portion of cost of sales                             64,505             --
         Non-cash portion of settlement expense                       469,196             --
         Changes in operating assets and liabilities:
              Accounts receivable                                  (1,410,354)    (2,425,729)
              Other assets                                            (25,414)        16,202
              Accounts payable and accrued liabilities              1,517,871      4,491,598
              Accrued payroll and related liabilities                 (21,921)       562,644
              Accrued interest payable                                519,892        112,346
                                                                  ------------   ------------

     Net cash provided by operating activities                         63,535        621,464
                                                                  ------------   ------------

Cash flows from investing activities:
     Purchases of property and equipment                             (151,170)    (1,867,105)
     Capitalized computer software development cost                  (203,976)            --
     Deposits                                                              --        (98,023)
                                                                  ------------   ------------

     Net cash used in investing activities                           (355,146)    (1,965,128)
                                                                  ------------   ------------

Cash flows from financing activities:
     Principal repayments on notes payable                            (50,000)            --
     Proceeds from borrowings on lines of credit                           --        644,000
     Proceeds from notes payable                                           --        500,000
     Repayments on related party notes payable                        (24,639)       (93,645)
     Proceeds from related party loans and notes payable              250,000        325,746
     Repayment on capitalized leased obligations                      (46,719)       (44,209)
     Proceeds from sale of common stock and exercise of options        26,800          8,505
     Proceeds from short swing-profits                                     --         16,380
                                                                  ------------   ------------

     Net cash provided by financing activities                        155,442      1,356,777
                                                                  ------------   ------------

Net change in cash                                                   (136,169)        13,113

Cash at beginning of period                                           183,498         12,877
                                                                  ------------   ------------

Cash at end of period                                             $    47,329    $    25,990
                                                                  ============   ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Myrient, Inc.
                Consolidated Statements of Cash Flows - Continued
                                   (Unaudited)

                                                   Six Months Ended February 28,
                                                   ----------------------------
                                                       2002           2001
                                                   -------------  -------------

Supplemental cash flow disclosures:
     Cash paid during the period for interest      $    102,700   $    116,500
                                                   =============  =============
     Cash paid during the period for income taxes  $         --   $     12,600
                                                   =============  =============

Supplemental disclosure of non-cash investing and financing activities:

     See footnotes for non-cash investing and financing activities during the six months ended February 28, 2002.

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

     Operating results for the quarter ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ending August 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2001.

2. SOFTWARE DEVELOPMENT COSTS

     On September 1, 2001, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 identifies three stages of a typical software development project: preliminary project stage, application development stage, and the post-implementation stage. As required by SOP 98-1, the Company capitalizes certain qualifying costs (primarily employee salary expense) incurred during the application development stage. All other internal use development costs are expensed as incurred.

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

     The Company incurred $656,418 of research and development expenditures during the six months ended February 28, 2002, of which $203,976 was capitalized under SOP 98-1 as property and equipment in the accompanying Balance Sheet and $452,442 was expensed under research and development in the accompanying Statement of Operations.

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

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

3. LOSS PER SHARE

     The Company has adopted Statement of Accounting of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share." Under SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Stock options and warrants outstanding on February 28, 2002 and 2001 are not considered common stock equivalents, as the affect on net loss per share would be anti-dilutive.

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

5. COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," established the standard for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 has not materially impacted the Company's financial position or results of operations, as the Company has no items of comprehensive income.

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

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

7. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of February 28, 2002, the Company has negative working capital of approximately $17,500,000, is in default on substantially all notes payable, and has a stockholders' deficit of approximately $18,000,000.

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

     During the six months ended February 28, 2002, the Company issued to several of its employees a total of 1,257,243 shares of common stock valued at $151,091 (based on the closing bid prices of the Company's common stock on the dates of issuance), which was recorded as compensation expense.

     During the six months ended February 28, 2002, the Company recorded $12,027 of compensation expense associated with the vesting of warrants previously issued to its outside service providers.

     During the six months ended February 28, 2002, the Company issued to several outside consultants a total of 195,948 shares of common stock valued at $33,365 (based on the closing bid price of the Company's common stock on the date of issuance), which was recorded as consulting expense.

     In January 2002, the Company issued a total of 4,154,202 shares of the common stock valued at $353,107 (based on the closing bid price of the Company's common stock on the date of issuance) for conversion of $323,150 of related party debt and $29,957 of related accrued interest.

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

8. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL, CONTINUED

     In January 2002 the Company sold a total of 250,000 shares of common stock for proceeds of $25,000.

     In January 2002, an employee exercised options to purchase 15,000 shares of the Company's common stock for total proceeds of $1,800.

     In January 2002, the Company issued 30,000 shares of its common stock to a third party as part of a settlement for terminating certain operating lease agreements. These shares were valued at $3,300 based on the fair market value on the date of grant.

     In December 2001, the Company cancelled and returned to the Company's treasury 500,000 shares of common stock previously issued to Seven Keys Development Trust, of which Robert C. Weaver, Jr., the Company's former director, is a trustee. The Company had investigated and concluded that these cancelled shares were issued upon the exercise of the unauthorized stock options granted by William J. Kettle, the Company's former Chairman of the Board Directors and Chief Executive Officer.

9. NOTES PAYABLE

     During the quarter ended November 30, 2001, a $5,500,000 accounts payable balance owed to one of the Company's vendors was converted to a note payable based on the agreement signed by and between the Company and the vendor. The note, requiring various monthly payments of principal and interest beginning in April 2002 and a balloon payment in December 2009, bears a 12% interest per annum and contains prepayment incentives that provide the Company with potential debt forgiveness in future years if certain payments are made. The Company did not make the first scheduled payment. Pursuant to the terms of the note, this non-payment has put the note into default and therefore the entire amount of this note has been presented as current debt.

10. OTHER INCOME

     During the six months ended February 2002, the Company generated one-time revenue of $475,000 from the sale of certain digital subscriber line ("DSL") accounts to a third-party supplier (which provides DSL communication access). Pursuant to an agreement, the Company offset certain accounts payable owed to the third party with this revenue gained.

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

11. SETTLEMENT OF LEASE

     In December 2001, the Company entered into a Settlement Agreement and Mutual release related to the termination of several leases. As a result of the agreement, the Company was released of the remaining payments under the lease (totaling over $1,100,000) in exchange for a non-interest bearing note with payments totaling $610,000, a one time cash payment of $30,000 and the issuance of 30,000 shares of the Company's common stock (see Note 8). The Company discounted the note payable using a 12% interest rate to $469,196. This note requires quarterly payments ranging from $10,000 to $40,000 beginning in June 2002. As a result, the Company has recorded a settlement expense of $502,496 in the accompanying statement of operations. The Company also incurred a loss on disposal of fixed assets of $159,733, representing the net book value of the fixed assets associated with these leases.

12. EXTRAORDINARY ITEM - FORGIVENESS OF DEBT

     During the six months ended February 28, 2002 the Company recognized an extraordinary gain of $1,019,550 on the cancellation of a large account payable balance by a vendor. The relief of the payable was partly due to the successful sale and migration of certain DSL accounts to a third party's network (see Note
10).

13. RELATED PARTY TRANSACTIONS

     During the quarter ended February 28, 2002, the President of the Company loaned the Company $250,000. These loans are due on demand, and are non-interest bearing. Subsequent to February 28, 2002 these loans were converted into common stock (see Note 14).

14. RESIGNATION OF BOARD MEMBER

     During the quarter ended February 28, 2002, Teresa Throenle resigned from the Company's board of directors for personal reasons.

15. SUBSEQUENT EVENTS

     In March 2002 a related party agreed to convert $100,000 of the principal balance of a note payable into 904,977 shares of the Company's restricted common stock (based on the fair market value of the stock on the date of grant).

     In March 2002, the President of the Company was issued 1,572,302 shares of the Company's restricted common stock as a one-time bonus. These shares are valued at $166,664 (based on the fair market value of the stock on the date of grant).

     In March 2002, the President of the Company agreed to convert $250,000 of the principal balance of notes payable into 2,840,909 shares of the Company's restricted common stock (based on the fair market value of the stock on the date of grant).

     In April 2002, the Company's board of directors elected Stephen V. Cagnazzi as a director to serve on its board of directors.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

REVENUE

     Revenue totaled approximately $2,583,156 for the three months ended February 28, 2002, a $2,318,761 decrease over revenue of $4,901,917 for the three months ended February 28, 2001. Revenues generated from Broadband Internet Access decreased to zero primarily due to the reduction of approximately 150 individuals involved in reselling retail based business class digital subscriber lines ("DSL") connectivity during the three months ended February 28, 2002 as compared to the three months ended February 28, 2001. The decrease was offset by an increase in revenues generated from Real Private Networking, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Managed Virtual Private Networking and Professional Services for the three months ended February 28, 2002 as compared to the corresponding period of 2001.

COST OF SALES

     Cost of sales for the three months ended February 28, 2002 was $965,632, a decrease of $2,007,953 from $2,973,585 for the three months ended February 28, 2001. Cost of sales consists primarily of access charges from local exchange carriers, backbone and Internet access costs, and the cost of customer equipment to support network systems. The Company's Internet access costs significantly decreased reflecting the decrease in revenues generated from Broadband Internet Access during the three months ended February 28, 2002 as compared to the corresponding period of 2001

SELLING EXPENSE

     Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was $389,651 for the three months ended February 28, 2002 and $1,228,140 for the three months ended February 28, 2001, which represents a $838,489 decrease. The decrease is primarily due to a decrease in selling commission resulting from the decrease in revenues generated from Broadband Internet Access for the three months ended February 28, 2002 as compared to the three months ended February 28, 2001.

RESEARCH AND DEVELOPMENT

     The Company incurred a $206,024 research and development cost for the three months ended February 28, 2002. However, there was no such cost in the corresponding period in 2001 (as the Company commenced to perform the research and development activities in the third quarter of the prior year).

OTHER INCOME

     The Company generated one-time revenue of $115,000 from sale of its certain DSL accounts to a third-party supplier (which provides DSL communication access) during the three months ended February 28, 2002. No such revenue was generated in the corresponding period in 2001. Additionally, the Company also incurred a loss on disposal of fixed assets of $159,733 during the three months ended February 28,2002 representing the net book value of the fixed assets associated with cancelled leases.

SETTLEMENT EXPENSE

     In December 2001, the company was released from paying over $1.1 Million in future lease payments after entering into a settlement agreement with a leasing company that provided leases for networking equipment no longer needed that was used to service DSL customers. Consequently, the company took a single settlement expense charge of $502,496 during the quarter and wrote off associated fixed assets of $159,333. The Company also incurred a loss on disposal of fixed assets of $159,733, representing the net book value of the fixed assets associated with these leases.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was $1,360,505 for the three months February 28, 2002 and $1,831,034 for the three months ended February 28, 2001, which represents a $470,529 decrease primarily due to a decreased head count in the 2002 period.

INTEREST EXPENSE

     Interest expense was $263,869 for the three months ended February 28, 2002 and $274,394 for the three months ended February 28, 2001. The increase in interest expense resulted from the higher average interest-bearing borrowing balance during the three months ended February 28, 2002 as compared to the corresponding period in 2001. The higher average borrowing balance is primarily related to the conversion of a $5.5 million balance from accounts payable to a note payable as of August 31, 2001.

NET LOSS

     As a result of the above factors, the Company incurred a net loss for the three-month period ended February 28, 2002 a loss of $129,804 including an extraordinary gain of $1,019,550 or $0.00 per share compared to a loss of $1,405,236 or $0.05 per share for the three months ended February 28, 2001.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001

NET SALES

     Net sales decreased $3,553,790 to $4,987,322 for the six months ended February 28, 2002 from $8,541,112 for the six months ended February 28, 2001. Revenues generated from Broadband Internet Access decreased to zero primarily due to the reduction of approximately 150 individuals involved in reselling retail based business class digital subscriber lines ("DSL") connectivity during the six months ended February 28, 2002 as compared to the six months ended February 28, 2001. The decrease was offset by an increase in revenues generated from Real Private Networking, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Managed Virtual Private Networking and Professional Services for the six months ended February 28, 2002 as compared to the corresponding period of 2001.

COST OF SALES

     Cost of sales decreased $3,362,226 to $2,554,275 for the six months ended February 28, 2002 from $5,916,501 for the six months ended February 28, 2001. Cost of sales consists primarily of access charges from local exchange carriers, backbone and Internet access costs and the cost of customer equipment to support network systems. The Company's Internet access costs significantly decreased reflecting the decrease in revenues generated from Broadband Internet Access during the six months ended February 28, 2002 as compared to the corresponding period of 2001.

GROSS PROFIT

     Gross profit decreased $191,564 to $2,433,047 for the six months ended February 28, 2002 from $2,624,611 for the six months ended February 28, 2002 and the profit margin increased 18% to 49% for the six months ended February 28, 2002 from 31% for the six months ended February 28, 2001. The decrease in gross profit and the increase in gross profit margin resulted from a significant decrease in revenues generated from the lower margin services (Broadband Internet Access delivered over DSL) and an increase in revenues generated from the higher margin services (managed services including Real Private Networking, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Managed Virtual Private Networking and Professional Services) during the six months ended February 28, 2002 as compared to the corresponding period of 2001.

SELLING EXPENSE

     Selling expense consists primarily of personnel expenses including salary, commissions and costs for customer support functions. Selling expense decreased $1,136,324 to $779,810 for the six months ended February 28, 2002 from $1,916,134 for the six months ended February 28, 2001. The decrease is primarily due to a decrease in selling commission resulting from the decrease in revenues generated from Broadband Internet Access for the six months ended February 28, 2002 as compared to the six months ended February 28, 2001.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense decreased $1,381,704 to $2,659,527 for the six month ended February 28, 2002 from $4,041,231 for the six months ended February 28, 2001. Personnel expense decreased $1,047,390 for the six months ended February 28, 2002 to the corresponding period in 2001 primarily due to a decreased head count in the 2002 period.

RESEARCH AND DEVELOPMENT

     The Company incurred a $452,442 research and development cost for the six months ended February 28, 2002. However, there was no such cost in the corresponding period in 2001 (as the Company commenced to perform the research and development activities in the third quarter of the prior year). The $452,442 research and development cost included a $73,540 employee salary expense and a total of $378,902 equipment rental expense associated directly with the research and development activities performed by the Company's engineering department during the six months ended February 28, 2002.

OTHER INCOME

     The Company generated one-time revenue of $475,000 from sale of its certain DSL accounts to a third-party supplier (which provides DSL communication access) during the six months ended February 28, 2002. No such revenue was generated in the corresponding period in 2001.

SETTLEMENT EXPENSE

     In December 2001, the company was released from paying over $1.1 Million in future lease payments after entering into a settlement agreement with a leasing company that provided leases for networking equipment no longer needed that was used to service DSL customers. Consequently, the company took a single settlement expense charge of $502,496 during the second quarter and wrote off associated fixed assets of $159,333. The Company also incurred a loss on disposal of fixed assets of $159,733, representing the net book value of the fixed assets associated with these leases.

INTEREST EXPENSE

     Interest expense increased $270,852 to $622,520 for the six months ended February 28, 2002 from $351,668 for the six months ended February 28, 2001. The increase in interest expense resulted from the higher average interest-bearing borrowing balance during the six months ended February 28, 2002 as compared to the corresponding period in 2001. The higher average borrowing balance is primarily related to the conversion of a $5.5 million balance from accounts payable to a note payable as of August 31, 2001.

EXTRAORDINARY GAIN

     During the six months ended February 28, 2002 the Company recognized an extraordinary gain of $1,019,550 on the cancellation of a large account payable balance by a vendor. The relief of the payable was partly due to the successful sale and migration of certain DSL accounts to a third party's network .

NET LOSS

     As a result of the above, the Company incurred a net loss of $1,248,531 including $1,019,550 extraordinary gain for the six months ended February 28, 2002 as compared to a net loss of $3,684,422 for the six months ended February 28, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash balance decreased $136,169 to $47,329 on February 28, 2002 from $183,498 on August 31, 2001 primarily due to an increase in Research and Development spending and the development of certain computer software projects.

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

     The Company's independent certified public accountants have stated in their report in the Company's Form 10-KSB for the year ended August 31, 2001, that the Company had incurred operating losses in the last two years, had a working capital deficit (including a significant accrued payroll taxes due to under payment of payroll taxes), a significant long-term borrowing balance and a significant stockholders' deficit. The Company's working capital deficit increased $80,752 to $17,477,260 on February 28, 2002 from $17,396,508 on August
31, 2001 and the stockholders' deficit increased $608,340 to $17,708,045 on February 28, 2002 from $17,027,705 on August 31, 2001. These financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

     In January 2002, the Company issued a total of 4,154,202 shares of the common stock valued at $353,107 (based on the closing bid price of the Company's common stock on the date of issuance) for conversion of $323,150 of related party debt and $29,957 of related accrued interest, to two related individuals, one of whom is an accredited investor. These transactions were issuances of securities by the issuer not involving any public offering and are therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

     In January 2002 the Company sold a total of 250,000 shares of common stock for proceeds of $25,000 to an unrelated third-party investor. This transaction was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

     In January 2002, the Company issued 30,000 shares of its common stock to an accredited third-party as part of a settlement for terminating certain operating lease agreements. These shares were valued at $3,300 based on the fair market value on the date of grant. This transaction was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

     In January 2002, the Company issued 250,000 shares of common stock valued at $35,000.00 (based on the closing bid price of the Company's common stock on the date of issuance) to an employee, who is an accredited investor, as part of his compensation package. This transaction was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

     In January 2002, the Company issued 43,479 to an outside consultant valued at $10,000.00 (based on the closing bid price of the Company's common stock on the date of issuance), which was recorded as consulting expense. This transaction was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

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

                                           Myrient, Inc.

Date: April 15, 2002                   by: /s/ BARRY H. HALL
                                           -------------------------------------
                                           Barry H. Hall
                                           Chairman of the Board and Director

                                       by: /s/ BRYAN L. TURBOW
                                           -------------------------------------
                                           Bryan L. Turbow
                                           Director and President/CTO

                                       by: /s/ STEPHEN V. CAGNAZZI
                                           -------------------------------------
                                           Stephen V. Cagnazzi
                                           Director