Form 10QSB
period 2002-05-31
MYRIENT INC
filed 2002-07-22
CIK 949113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002

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

As of July 15, 2002 the number of shares of common stock outstanding was 64,275,498

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                         Myrient, Inc.
                                   Consolidated Balance Sheet
                                          May 31, 2002
                                          (Unaudited)

ASSETS

Current assets:
     Accounts receivable, net of allowance for doubtful accounts of
       approximately $1,680,000                                                  $    881,759
                                                                                 -------------
         Total current assets                                                         881,759

Property and equipment, net of accumulated depreciation of $364,711                   524,181
Deposits and other assets                                                             223,572
                                                                                 -------------

         Total assets                                                            $  1,629,512
                                                                                 =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                                    $  8,913,409
     Line of credit borrowings                                                        500,000
     Current portion of notes payable                                               7,252,621
     Convertible note payable                                                         875,000
     Accrued payroll and related liabilities                                        1,438,411
     Accrued interest payable                                                         919,984
     Current portion of capital lease obligations                                      99,177
                                                                                 -------------
         Total current liabilities                                                 19,998,602

Related party loans and notes payable                                               2,204,524
                                                                                 -------------

         Total liabilities                                                         22,203,126
                                                                                 -------------

Stockholders' deficit:
     Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares
       issued and outstanding                                                              --
     Common stock, $0.01 par value; 75,000,000 shares authorized, 57,773,464
       shares issued and outstanding                                                   57,773
     Additional paid-in capital                                                    18,130,397
     Accumulated deficit                                                          (38,761,784)
                                                                                 -------------
         Total stockholders' deficit                                              (20,573,614)
                                                                                 -------------

         Total liabilities and stockholders' deficit                             $  1,629,512
                                                                                 =============

                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                               1


                                       Myrient, Inc.
                           Consolidated Statements of Operations
                                        (Unaudited)

                                                                Nine Months Ended May 31,
                                                                 2002             2001
                                                             -------------   -------------
Net sales                                                    $  7,530,889    $ 12,323,423

Cost of sales                                                   2,851,855       8,236,094
                                                             -------------   -------------

         Gross profit                                           4,679,034       4,087,329
                                                             -------------   -------------

Operating expenses:
     General and administrative                                 6,045,786       5,421,838
     Selling                                                    1,420,114       2,383,123
     Loss on impairment of fixed assets                         1,260,257              --
     Research and development                                     719,289         190,679
     Settlement expense                                           502,496              --
                                                             -------------   -------------

         Total operating expenses                               9,947,942       7,995,640
                                                             -------------   -------------

Operating loss                                                 (5,268,908)     (3,908,311)

Other income (expense):
     Other income                                                 475,000              --
     Interest expense, net                                       (936,221)       (342,990)
     Loss on disposal of fixed assets                            (159,333)             --
                                                             -------------   -------------

         Total other income (expense)                            (620,554)       (342,990)
                                                             -------------   -------------

Net loss before extraordinary item                             (5,889,462)     (4,251,301)

Extraordinary item - gain on extinguishment of debt             1,059,528              --
                                                             -------------   -------------

Net loss                                                     $ (4,829,934)   $ (4,251,301)
                                                             =============   =============

Net loss available to common stockholder per common share:
     Loss before extraordinary item                          $      (0.12)   $      (0.12)
     Extraordinary item                                              0.02              --
                                                             -------------   -------------

     Basic and diluted                                       $      (0.10)   $      (0.12)
                                                             =============   =============

     Basic and diluted weighted average shares outstanding     49,603,888      35,749,535
                                                             =============   =============

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                             2


                                       Myrient, Inc.
                           Consolidated Statements of Operations
                                        (Unaudited)

                                                              Three Months Ended May 31,
                                                                 2002            2001
                                                             -------------   -------------
Net sales                                                    $  2,543,567    $  3,782,311

Cost of sales                                                     297,580       2,319,593
                                                             -------------   -------------

Gross profit                                                    2,245,987       1,462,718
Operating expenses:
     General and administrative                                 3,385,719       1,380,607
     Selling                                                      640,304         466,989
     Loss on impairment                                         1,260,257              --
     Research and development                                     267,387         190,679
                                                             -------------   -------------

         Total operating expenses                               5,553,667       2,038,275
                                                             -------------   -------------

Operating loss                                                 (3,307,680)       (575,557)

Other income (expense):
     Interest expense, net                                       (313,701)       (142,752)
                                                             -------------   -------------

Net loss before extraordinary item                             (3,621,381)       (718,309)

Extraordinary item - gain on extinguishment of debt                39,978              --
                                                             -------------   -------------

Net loss                                                     $ (3,581,403)   $   (718,309)
                                                             =============   =============

Net loss available to common stockholder per common share:
     Loss before extraordinary item                          $      (0.07)   $      (0.02)
     Extraordinary item                                              0.00              --
                                                             -------------   -------------

     Basic and diluted                                       $      (0.07)   $      (0.02)
                                                             =============   =============

     Basic and diluted weighted average shares outstanding     53,125,559      37,388,928
                                                             =============   =============

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                             3


                                         Myrient, Inc.
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                   Nine Months Ended May 31,
                                                                  ---------------------------
                                                                     2002           2001
                                                                  ------------   ------------
Cash flows from operating activities:
     Net loss                                                     $(4,829,934)   $(4,251,301)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Gain on extinguishment of debt                            (1,059,528)            --
         Bad debt expense                                           3,672,127             --
         Impairment expense                                         1,260,257             --
         Depreciation                                                 616,575        700,438
         Vesting of previously issued options and warrants             12,027        313,591
         Estimated fair market value of stock, options and
           warrants issued for salaries and services, net             399,591        284,139
         Loss on disposal of fixed assets                             159,333             --
         Non-cash portion of cost of sales                            281,918             --
         Non-cash portion of settlement expense                       469,196             --
         Changes in operating assets and liabilities:
              Accounts receivable                                  (3,590,701)    (1,087,731)
              Other assets                                             27,959         16,893
              Accounts payable and accrued liabilities              1,245,057      3,639,891
              Accrued payroll and related liabilities                  45,280        607,544
              Accrued interest payable                                820,099        155,302
                                                                  ------------   ------------

     Net cash provided by (used in) operating activities             (470,744)       378,766
                                                                  ------------   ------------

Cash flows from investing activities:
     Purchases of property and equipment                             (152,332)    (1,867,105)
     Capitalized computer software development cost                  (203,976)            --
     Deposits                                                              --        111,082
                                                                  ------------   ------------

     Net cash used in investing activities                           (356,308)    (1,756,023)
                                                                  ------------   ------------

Cash flows from financing activities:
     Principal repayments on notes payable                            (51,000)            --
     Proceeds from borrowings on lines of credit                           --        792,735
     Proceeds from notes payable                                           --      2,093,091
     Repayments on related party notes payable                        (24,639)      (709,718)
     Proceeds from related party loans and notes payable              597,905             --
     Repayment on capitalized leased obligations                      (55,512)       (66,774)
     Proceeds from sale of common stock and exercise of options       176,800             --
     Proceeds from short swing-profits                                     --         16,380
     Repurchase of preferred stock                                         --       (500,000)
     Proceeds from employee purchase of common stock                       --          8,505
                                                                  ------------   ------------

     Net cash provided by financing activities                        643,554      1,634,219
                                                                  ------------   ------------

Net change in cash                                                   (183,498)       256,962

Cash at beginning of period                                           183,498         12,877
                                                                  ------------   ------------

Cash at end of period                                             $        --    $   269,839
                                                                  ============   ============

                                              4


                                        Myrient, Inc.
                      Consolidated Statements of Cash Flows - Continued
                                         (Unaudited)

                                                                 Nine Months Ended May 31,
                                                                ---------------------------
                                                                   2002             2001
                                                                -----------     -----------

Supplemental cash flow disclosures:
     Cash paid during the period for interest                   $  116,100      $  249,478
                                                                ===========     ===========
     Cash paid during the period for income taxes               $       --      $   14,612
                                                                ===========     ===========


Supplemental disclosure of non-cash investing and financing activities:
         See footnotes for non-cash investing and financing activities during the nine months ended May 31, 2002.

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

     Operating results for the quarter ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending August 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2001.

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

     The Company incurred $923,804 of research and development expenditures during the nine months ended May 31, 2002, of which $203,976 was capitalized under SOP 98-1 as property and equipment in the accompanying Balance Sheet and $719,828 was expensed under research and development in the accompanying Statement of Operations.

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

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

3. IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At May 31, 2002, management determined that some of the Company's long-lived assets were impaired, resulting in an impairment loss of $1,260,257 in the consolidated statement of operations.

4. LOSS PER SHARE

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

5. SEGMENT INFORMATION

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

6. COMPREHENSIVE INCOME

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

7. RISKS AND UNCERTAINTIES

     The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

     The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination, or breach of contract actions incidental to the normal operations of its business. The Company is currently not involved in any such litigation which

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

7. RISKS AND UNCERTAINTIES, CONTINUED

management believes could have a material adverse effect on its financial position or results of operations.

8. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of May 31, 2002, the Company has negative working capital of approximately $19,000,000, is in default on substantially all notes payable, and has a stockholders' deficit of approximately $21,000,000.

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

9. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

     In October 2001, a total of 50,000 shares of common stock previously issued to the Company's directors were returned to the Company due to the change of the compensation plan which is still in process and the related $17,500 compensation expense was reversed.

     During the nine months ended May 31, 2002, the Company issued to several of its employees a total of 3,222,228 shares of common stock valued at $359,345 (based on the closing bid prices of the Company's common stock on the dates of issuance), which was recorded as compensation expense.

     During the nine months ended May 31, 2002, the Company recorded $12,027 of compensation expense associated with the vesting of warrants previously issued to its outside service providers.

     During the nine months ended May 31, 2002, the Company issued to several outside consultants a total of 314,684 shares of common stock valued at $54,445 (based on the closing bid price of the Company's common stock on the date of issuance), which was recorded as consulting expense.

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

9. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL, CONTINUED

     During the nine months ended May 31, 2002, the Company issued a total of 7,900,088 shares of the common stock valued at $703,107 (based on the closing bid price of the Company's common stock on the date of issuance) for conversion of $673,150 of related party debt and $29,957 of related accrued interest.

     During the nine months ended May 31, 2002, the Company sold a total of 1,916,668 shares of common stock for proceeds of $175,000.

     In January 2002, an employee exercised options to purchase 15,000 shares of the Company's common stock for total proceeds of $1,800.

     In January 2002, the Company issued 30,000 shares of its common stock to a third party as part of a settlement for terminating certain operating lease agreements. These shares were valued at $3,300 based on the fair market value on the date of grant.

     In April 2002, the Company issued 50,000 shares of its common stock to a third party for the purchase of certain fixed assets. These shares were valued at $8,000 based on the fair market value on the date of grant.

     In December 2001, the Company cancelled and returned to the Company's treasury 500,000 shares of common stock previously issued to Seven Keys Development Trust, of which Robert C. Weaver, Jr., the Company's former director, is a trustee. The Company had investigated and concluded that these cancelled shares were issued upon the exercise of the unauthorized stock options granted by William J. Kettle, the Company's former Chairman of the Board Directors and Chief Executive Officer. During the quarter ended May 31, 2002 the Company accrued the original $15,500 Robert Weaver paid for the shares and offset this accrued liability against additional paid in capital.

10. NOTES PAYABLE

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

11. OTHER INCOME

     During the nine months ended May 31, 2002, the Company generated one-time revenue of $475,000 from the sale of certain digital subscriber line ("DSL") accounts to a third-party supplier (which provides DSL communication access). Pursuant to an agreement, the Company offset certain accounts payable owed to the third party with this revenue gained.

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

12. SETTLEMENT OF LEASE

     In December 2001, the Company entered into a Settlement Agreement and Mutual release related to the termination of several leases. As a result of the agreement, the Company was released of the remaining payments under the lease (totaling over $1,100,000) in exchange for a non-interest bearing note with payments totaling $610,000, a one time cash payment of $30,000 and the issuance of 30,000 shares of the Company's common stock (see Note 8). The Company discounted the note payable using a 12% interest rate to $469,196. This note requires quarterly payments ranging from $10,000 to $40,000 beginning in June 2002. As a result, the Company has recorded a settlement expense of $502,496 in the accompanying statement of operations. The Company also incurred a loss on disposal of fixed assets of $159,333, representing the net book value of the fixed assets associated with these leases.

13. EXTRAORDINARY ITEM - FORGIVENESS OF DEBT

     During the nine months ended May 31, 2002, the Company recognized an extraordinary gain of $1,019,550 on the cancellation of a large account payable balance by a vendor. The relief of the payable was partly due to the successful sale and migration of certain DSL accounts to a third party's network (see Note
10).

     During the nine months ended May 31, 2002, the Company recognized an extraordinary gain of $39,978 on the conversion of an account payable balance to a note payable by a vendor. The vendor agreed to accept less than the original account payable due to the fixed payment terms of the note.

14. RELATED PARTY TRANSACTIONS

     In March 2002 a director agreed to convert $100,000 of the principal balance of a note payable into 904,977 shares of the Company's restricted common stock (based on the fair market value of the stock on the date of grant).

     During the nine months ended May 31, 2002, the President of the Company loaned the Company $597,905. These loans are due on demand, and are non-interest bearing. In March 2002, the President of the Company converted $250,000 of the principal balance of this loan into 2,840,909 shares of common stock (based on the fair market value of the stock on the date of grant). Subsequent to May 31, 2002, $315,085 of the remaining balance was converted into common stock (see
Note 15).

     During the nine months ended May 31, 2002, certain other related parties converted $323,150 of principal and $29,957 of interest into 4,154,202 shares of the Company's restricted common stock (based on the fair market value of the stock on the date of grant.).

     During the nine months ended May 31, 2002, the Company transferred equipment with a net book value of $14,910 to the President of the Company in exchange for relief of debt in the amount of $14,910. As the amount of debt relief was equal to the net book value of the assets transferred, no gain or loss was recognized.

15. SUBSEQUENT EVENTS

     In June 2002, the President of the Company agreed to convert $315,085 of the principal balance of notes payable into 7,502,034 shares of the Company's restricted common stock (based on the fair market value of the stock on the date of grant).

     In June 2002, the Company negotiated a settlement with a IT consulting firm in the amount of $2,000,000. The terms of this settlement call for payments to be made quarterly over 6 years beginning in September of 2003 bearing 6% interest. The Company recognized an extraordinary gain on debt extinguishment of approximately $450,000 that will be reflected in the Company's year-end financial statements.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 2002 AND 2001

NET SALES

         Net Sales totaled approximately $2,543,567 for the three months ended May 31, 2002, a $1,238,744 decrease over revenue of $3,782,311 for the three months ended May 31, 2001. Revenues generated from Broadband Internet Access decreased to zero primarily due to the reduction of approximately 150 individuals involved in reselling retail based business class digital subscriber lines ("DSL") connectivity during the three months ended May 31, 2002 as compared to the three months ended May 31, 2001. The decrease was offset by an increase in revenues generated from Real Private Networking, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Managed Virtual Private Networking and Professional Services, as well as a non-recurring increase in revenue of $2,180,326 resulting from the sale of customer premises equipment for the three months ended May 31, 2002 as compared to the corresponding period of 2001.

COST OF SALES

         Cost of sales for the three months ended May 31, 2002 was $297,580, a decrease of $2,022,013 from $2,319,593 for the three months ended May 31, 2001. Cost of sales consists primarily of access charges from local exchange carriers, backbone and Internet access costs, and the cost of customer equipment to support network systems, and a non-recurring cost associated with the purchase of customer premises equipment of $197,413. The Company's Internet access costs significantly decreased reflecting the decrease in revenues generated from Broadband Internet Access during the three months ended May 31, 2002 as compared to the corresponding period of 2001.

GROSS PROFIT

         Gross profit increased $783,269 to $2,245,987 for the three months ended May 31, 2002 from $1,462,718 for the three months ended May 31, 2001 and the profit margin increased 49% to 88% for the three months ended May 31, 2002 from 39% for the three months ended May 31, 2001. The increase in gross profit and the increase in gross profit margin resulted from a significant decrease in revenues generated from the lower margin services (Broadband Internet Access delivered over DSL) and an increase in revenues generated from the higher margin services (managed services including Real Private Networking, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Managed Virtual Private Networking and Professional Services), as well as a non-recurring increase in profit resulting from the sale of customer premises equipment of $1,982,913 which accounted for 88% of the gross profit, during the three months ended May 31, 2002 as compared to the corresponding period of 2001.

SELLING EXPENSE

         Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was $640,304 for the three months ended May 31, 2002 and $466,989 for the three months ended May 31, 2001, which represents a $173,315 increase. The increase is primarily due to an increase in a higher sales commission rate being paid resulting from the Company's focus on higher margin products and services for the three months ended May 31, 2002 as compared to the three months ended May 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was $3,653,106 for the three months May 31, 2002 and $1,571,286 for the three months ended May 31, 2001, which represents a $2,081,820 increase primarily due to a one-time reserve for bad debt associated with inactive customers that failed to pay for their service fees and for customer premises equipment during their transition to a vendor's network. Subsequently, these outstanding accounts have been placed with several collection agencies for recovery.

LOSS ON IMPAIRMENT OF FIXED ASSETS

         For the three months ended May 31, 2002, the Company incurred a loss of $1,260,257 on the impairment of a substantial portion of its fixed assets that are no longer being used in the course of business. Additionally, the Company has returned capitalized leased equipment to the respective leasing companies that provided leases for DSL based network equipment that the company no longer requires to service its existing customer base. There was no such cost in the corresponding period in 2001.

RESEARCH AND DEVELOPMENT

         For the three months ended May 31, 2002, the Company incurred a cost of $267,387 for Research and Development activities, an increase of $76,708 from $190,679 for the three months ended May 31, 2001. The increase is primarily due to the addition of engineering personnel.

INTEREST EXPENSE

         Interest expense was $313,701 for the three months ended May 31, 2002 and $142,752 for the three months ended May 31, 2001. The increase in interest expense resulted from the higher average interest-bearing borrowing balance during the three months ended May 31, 2002 as compared to the corresponding period in 2001. The higher average borrowing balance is primarily related to the conversion of a $5.5 million balance from accounts payable to a note payable as of August 31, 2001.

NET LOSS

         As a result of the above factors, the Company incurred a net loss for the three-month period ended May 31, 2002 a loss of $3,581,403 or $0.07 per share compared to a loss of $718,309 or $0.02 per share for the three months ended May 31, 2001.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2002 AND 2001

NET SALES

     Net sales decreased $4,792,534 to $7,530,889 for the nine months ended May 31, 2002 from $12,323,423 for the nine months ended May 31, 2001. Revenues generated from Broadband Internet Access decreased to zero primarily due to the reduction of approximately 150 individuals involved in reselling retail based business class digital subscriber lines ("DSL") connectivity during the nine months ended May 31, 2002 as compared to the nine months ended May 31, 2001. The decrease was offset by an increase in revenues generated from Real Private Networking, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Managed Virtual Private Networking and Professional Services as well as a non-recurring increase in revenue of $ 2,969,103 resulting from the sale of customer premises equipment for the nine months ended May 31, 2002 as compared to the corresponding period of 2001.

COST OF SALES

     Cost of sales decreased $5,384,239 to $2,851,855 for the nine months ended May 31, 2002 from $8,236,094 for the nine months ended May 31, 2001. Cost of sales consists primarily of access charges from local exchange carriers, backbone and Internet access costs and the cost of customer equipment to support network systems, and a non-recurring cost associated with the purchase of customer premises equipment of $261,918. The Company's Internet access costs significantly decreased reflecting the decrease in revenues generated from Broadband Internet Access during the nine months ended May 31, 2002 as compared to the corresponding period of 2001.

GROSS PROFIT

     Gross profit increased $591,705 to $4,679,034 for the nine months ended May 31, 2002 from $4,087,329 for the nine months ended May 31, 2001 and the profit margin increased 29% to 62% for the nine months ended May 31, 2002 from 33% for the nine months ended May 31, 2001. The increase in gross profit and the increase in gross profit margin resulted from a significant decrease in revenues generated from the lower margin services (Broadband Internet Access delivered over DSL) and an increase in revenues generated from the higher margin services (managed services including Real Private Networking, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Managed Virtual Private Networking and Professional Services), as well as a non-recurring increase in profit resulting from the sale of customer premises equipment of $2,707,185 which accounted for 58% of the gross profit during the nine months ended May 31, 2002 as compared to the corresponding period of 2001.

SELLING EXPENSE

     Selling expense consists primarily of personnel expenses including salary, commissions and costs for customer support functions. Selling expense decreased $963,009 to $1,420,114 for the nine months ended May 31, 2002 from $2,383,123 for the nine months ended May 31, 2001. The decrease is primarily due to a decrease in selling commission resulting from the decrease in revenues generated from Broadband Internet Access for the nine months ended May 31, 2002 as compared to the nine months ended May 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense increased $1,152,558 to $6,765,075 for the nine months ended May 31, 2002 from $5,612,517 for the nine months ended May 31, 2001 primarily due to a one-time reserve for bad debt associated with inactive customers that failed to pay their service fees and for customer premises equipment during their transition to a vendor's network. Subsequently, these outstanding accounts have been placed with several collection agencies for recovery.

LOSS ON IMPAIRMENT OF FIXED ASSETS

     For the nine months ended May 31, 2002, the Company incurred a loss of $1,260,257 on the impairment of a substantial portion of its fixed assets that are no longer being used in the course of business. Additionally, the Company has returned capitalized leased equipment to the respective leasing companies that provided leases for DSL based network equipment that the company no longer requires to service its existing customer base. There was no such cost in the corresponding period in 2001.

RESEARCH AND DEVELOPMENT

     For the nine months ended May 31, 2002, the Company incurred a cost of $719,289 for research and development activities, an increase of $528,610 from $190,679 for the three months ended May 31, 2001. The increase is due to the fact that these activities did not commence until the quarter ended May 31, 2001.

OTHER INCOME

     The Company generated one-time revenue of $475,000 from sale of its certain DSL accounts to a third-party supplier (which provides DSL communication access) during the nine months ended May 31, 2002. No such revenue was generated in the corresponding period in 2001. Additionally, the Company also incurred a loss on disposal of fixed assets of $159,333 during the nine months ended May 31, 2002 representing the net book value of the fixed assets associated with cancelled leases.

SETTLEMENT EXPENSE

     In December 2001, the Company was released from paying over $1.1 Million in future lease payments after entering into a settlement agreement with a leasing company that provided leases for networking equipment no longer needed that was used to service DSL customers. Consequently, the Company took a one-time settlement expense charge of $502,496 during the second quarter and wrote off associated fixed assets of $159,333, recognizing a loss on disposal of fixed assets of $159,333.

INTEREST EXPENSE

     Interest expense increased $593,231 to $936,221 for the nine months ended May 31, 2002 from $342,990 for the nine months ended May 31, 2001. The increase in interest expense resulted from the higher average interest-bearing borrowing balance during the nine months ended May 31, 2002 as compared to the corresponding period in 2001. The higher average borrowing balance is primarily related to the conversion of a $5.5 million balance from accounts payable to a note payable as of August 31, 2001.

EXTRAORDINARY GAIN

     During the nine months ended May 31, 2002 the Company recognized an extraordinary gain of $1,059,528 on the settlement of accounts payable balances with vendors. The relief of the payable was primarily due to the successful sale and migration of certain DSL accounts to a third party's network.

NET LOSS

     As a result of the above, the Company incurred a net loss of $4,829,934 for the nine months ended May 31, 2002 as compared to a net loss of $4,251,301 for the nine months ended May 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

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

     Cash balance decreased $183,498 to $0 on May 31, 2002 from $183,498 on August 31, 2001.

     To date, the Company has satisfied its cash requirements primarily through related party debt, equity and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and to service its capital lease and debt financing obligations.

     The Company expects to be successful in its attempt to reduce its debt substantially through aggressive negotiations with its creditors. The Company has been successful with the creditors that it has negotiated with thus far and expects to continue this trend.

     The Company's independent certified public accountants have stated in their report in the Company's Form 10-KSB for the year ended August 31, 2001, that the Company had incurred operating losses in the last two years, had a working capital deficit (including a significant accrued payroll taxes due to under payment of payroll taxes), a significant long-term borrowing balance and a significant stockholders' deficit. The Company's working capital deficit increased $1,720,335 to $19,116,843 on May 31, 2002 from $17,396,508 on August
31, 2001 and the stockholders' deficit increased $3,545,905 to $20,573,614 on May 31, 2002 from $17,027,705 on August 31, 2001. These financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

     In March 2002, the Company issued 88,736 shares of common stock to an outside consultant valued at $15,080 (based on the closing bid price of the Company's common stock on the date of issuance) in exchange for three months of services from the consultant. This transaction was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

     In March 2002, the Company issued a total of 1,666,668 shares of the common stock in exchange for the receipt of a total of $150,000 in private placements from four separate private investors. These transactions were issuances of securities by the issuer not involving any public offering and are therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

     In March 2002 the Company issued a total of 904,977 shares of common stock valued at $100,000 (based on a conversion formula defined in the promissory note) as a related party debt conversion to equity pursuant to a partial cancellation of a promissory note. This transaction was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

     In March 2002, the Company issued 2,840,909 shares of its common stock in exchange for the conversion of $250,000 (based on the closing bid price of the Company's common stock on the date of issuance) of related party loans from the President of the Company. This transaction was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

     In March 2002, the Company issued 1,572,302 shares of common stock valued at $166,664 (based on a fifteen percent discount on the closing bid price of the Company's common stock on the date of issuance) to the President of the Company as part of his compensation package. This transaction was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

     During the quarter ended May 31, 2002, the Company issued 392,683 shares of common stock valued at $41,589 (based on a 15% discount on the closing bid price of the Company's common stock on the date of issuance) to certain employees as compensation. This transaction was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

     In April 2002, the Company issued 50,000 shares of common stock valued at $8,000 (based on the closing bid price of the Company's common stock on the date of issuance) to an employee pursuant to an asset purchase agreement. This transaction was an issuance of securities by the issuer not involving any public offering and is therefore covered by the exemption allowed under Section 4(2) of the Securities Act of 1933.

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

                                          Myrient, Inc.

Date: July 22, 2002                   by: /s/ BARRY H. HALL
                                          -------------------------------------
                                          Barry H. Hall
                                          Chairman of the Board and Director

                                      by: /s/ BRYAN L. TURBOW
                                          -------------------------------------
                                          Bryan L. Turbow
                                          Director and President/CTO

                                      by: /s/ STEPHEN V. CAGNAZZI
                                          --------------------------------------
                                          Stephen V. Cagnazzi
                                          Director