Form 10KSB
period 2002-08-31
MYRIENT INC
filed 2003-01-15
CIK 949113

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 2002

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      65 Enterprise, Aliso Viejo, CA 92656
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (949) 330-6500
                                 --------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Issuer (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $5,715,811

         Based upon the closing price of $0.02 per share of Common Stock as reported on the OTC and OTCBB on January 10, 2003, the aggregate market value of the Issuer's voting and non-voting stock held by non-affiliates was $895,033. Solely for the purposes of this computation, the Issuer's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission of the Issuer or such directors and executive officers that any of such persons are "affiliates", as that term is defined under the Securities Act of 1934, as amended.

         There were 69,324,237 issued and outstanding shares of the Issuer's Common Stock, $.001 par value per share at January 13, 2002.

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

PART III

       Item 9.   Directors, Executive Officers, Promoters and Control Persons of
                   Myrient, Inc; Compliance with Section 16(a) of the Exchange
                   Act
       Item 10.  Executive Compensation
       Item 11.  Security Ownership of Certain Beneficial Owners and Management
       Item 12.  Certain Relationships and Related Transactions
       Item 13.  Controls and Procedures
       Item 14.  Exhibits and Reports on Form 8-K


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

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW
--------

         Myrient, Inc. (the "Company" or "Myrient") is an outsourced Information Technology (IT) solutions provider that delivers managed services that allow enterprises to conduct secure communications with remote offices, partners and customers worldwide. Myrient enables customers to outsource all of their communications needs, while ensuring the highest level of security and reliability. The Company manages and controls a nationwide data communications network that allows it to offer high-quality integrated turnkey solutions. The Company's services include Managed Private Networking, Managed Web Hosting, Storage and off-site Disaster Recovery Services, Network and Systems Management, and Professional Services.

INDUSTRY BACKGROUND - THE INTERNET
----------------------------------

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

         Myrient's main product offerings are Managed Private Networking; Managed Hosting Solutions; Off Site Storage and Disaster Recovery, Customized Solutions and Network Management. The Company provides businesses outsourced information technology infrastructure services that address the challenges associated with deploying, maintaining and growing Internet operations for critical business functions. The Company offers services through its Nationwide Infrastructure Network to furnish its customers with guaranteed levels of reliability and the ability to efficiently grow their internet operations, helping them reduce the time it takes to build or expand their internet initiatives. The Company's infrastructure network supports the business internet operations across the internet infrastructure. Myrient also centrally and consistently maintains its customer's internet operations across multiple locations via its CentraPath Managed Private Networking solution.

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

INTEGRATION
-----------

         Myrient's application of many different best-of-breed technologies allows the Company to seamlessly integrate many different connectivity solutions and network applications. The Company uses different vendors and carriers to customize the optimum solution for its customer.

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

         The Company's success depends upon careful planning and selection of partners. Myrient meets the customer's needs more effectively by implementing procedures that work jointly with their partners. These procedures represent the needs of both the Company and the carriers whose networks the Company utilized, which the Company believes target the key aspect of successfully providing ongoing customer-focused support.

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

MANAGED PRIVATE NETWORKING:

         Myrient's core competency lies in providing Managed Private Networking for small-to-medium sized businesses via the CentraPath Managed VPN delivered over Myrient's patent pending Real Private Network(TM) (RPN(TM)) technology. The main focus in managing private networks is to maintain and guarantee the highest quality and reliability standards. The nominal-use of the public internet has given the Company a competitive edge, therefore Myrient can ensure a better than carrier grade quality. Myrient's CentraPath Private Network Service Suite adds functionality and footprint to its RPN(TM) network, and is an advanced scalable flexible VPN solution that is a secure, private connection between customers' multiple locations. It is a fully managed, cost effective, rapidly deployable solution that will work with any broadband carrier. By delivering a last mile managed VPN solution, business customers can use their existing broadband connectivity, and outsource the management of the private network to Myrient.

MANAGED STORAGE SOLUTIONS:

         Backing up business data is vital to any company's survival. Myrient offers scalable storage-on-demand solutions to match each customer's growth requirements and unique data storage needs. Myrient provides immediate access to virtually unlimited storage space. The Company's ZIPBackup(TM) Managed Storage services include primary storage, which is highly available, reliable, and scalable, an entire backup and recovery chain, fast restore storage which adds the capability to restore, within minutes, disaster recovery storage with no hardware or personnel investment. Customers benefit by outsourcing to Myrient without having to direct precious time or resources to such challenges as time to market, capital expense and the storage and management of ever-growing data needs. If unforeseen growth or seasonal surges affect storage needs, Myrient has the ability to adapt to the situation.

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

PROFESSIONAL SERVICES:

         Myrient's professional service consultants deliver a wide range of support and service options to assist with customers overall IT strategy. Experienced specialists lay out full-scale global WANS, setup multiple-city Private Networks, and design in-cabinet co-location networks. The Company's professional service solutions assist customers to get the most from their business communications. Myrient provides technical experience to take concepts to reality. Myrient's professional services specialize in custom network design and analysis, systems architecture and deployment, application integration, project management, modeling, testing, disaster recovery, and security management.

SALES AND MARKETING
-------------------

         The Company sells and markets its services nationwide primarily through a direct sales force and indirectly through its sales and marketing channels. However, the Company has begun to transition to an outsourced sales model that optimizes the use of sales staff by incorporating Myrient's products and services into outside sales opportunities.

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

         Additionally, the Company has chosen to discontinue all research and development activities until such time it has negotiated favorable terms with its creditors.

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

FEDERAL REGULATION AND LEGISLATION
----------------------------------

         Through Myrient's strategic partners, Myrient must comply with the requirements of a common carrier under the Communications Act of 1934, as amended, to the extent the Company provides regulated interstate services. These requirements include an obligation that the Company's charges, terms and conditions for communications services must be "just and reasonable" and that Myrient may not make any "unjust or unreasonable discrimination" in its charges or terms and conditions. The FCC also has jurisdiction to act upon complaints against common carriers for failure to comply with their statutory obligations. Myrient is not currently subject to price cap or rate of return regulation at the federal level and is not currently required to obtain FCC authorization for the installation, acquisition or operation of its facilities.

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

         The 1996 Telecommunications Act removes many state regulatory barriers to competition and precludes state and local governments from creating laws preempting or effectively preempting competition in the local telephone service market.

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

         In March 1999, the FCC adopted regulations that require the traditional local telephone companies to permit other carriers to co-locate all equipment necessary for interconnection. This requirement includes equipment that the Company may use to provide DSL data services. The FCC also adopted limits on the construction standards and other conditions for co-location that may be imposed by traditional local telephone companies. These rules should reduce the Company's co-location costs and expedite its ability to provide service to new areas. There is no guarantee that these new rules will be implemented fully by the Traditional local telephone companies. Therefore, the benefits of these rules may be delayed pending interpretation and enforcement by state and federal regulators. These rules are currently subject to appeal by several traditional local telephone companies.

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

EMPLOYEES
---------

         The Company employs twelve (12) full-time employees as of November 21, 2002. None of the employees are represented by collective bargaining agreements and the Company considers relations with its employees to be good.

MAJOR SUPPLIERS
---------------

         The Company is dependent on the telecommunications carriers and other carriers and suppliers to connect its network. Myrient relies on traditional telecommunication carriers to transmit its traffic over local and long distance networks. These networks may experience disruptions that are not easily remedied.

         Additionally, the Company depends on certain suppliers of hardware and software. If its suppliers fail to provide Myrient with network services, equipment or software in the quantities, quality levels and times it is required, or if Myrient cannot develop alternative supply sources, it will be difficult, if not impossible, for Myrient to provide its services.

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

         The Company faces risks associated with its lease of bandwidth from network suppliers. Myrient leases its bandwidth from various communications providers. The Company is dependent upon their ability to satisfy their obligations. If they cannot, the Company will incur significant expenses to utilize other sources of bandwidth. The Company also has risks associated with their ability to build-out their networks under construction and its access to that bandwidth.

         Myrient is subject to a variety of risks relating to its recent lease of fiber-based telecommunications bandwidth from the Company's various global network suppliers, and the delivery, operation and maintenance of such bandwidth. Such risks include, among others, the following:

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

         o the risk that such suppliers may not continue to have the necessary financial resources to enable them to complete, or may otherwise elect not to complete, contemplated build-out of their respective fiber optic telecommunications systems; and

         o the risk that such build-out may be delayed or otherwise adversely affected by presently unforeseeable legal, technical and/or other factors.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 3,000 square feet of office space in Aliso Viejo, California at a monthly rental rate of approximately $6,000 per month. This facility serves as the primary place of business. The lease expires in June, 2003.

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

         Several of the Company's creditors have obtained judgments against the Company totaling approximately $3,100,000 as of August 31, 2002. Said liabilities have been recorded in accounts or notes payable in the accompanying balance sheet. Several other such matters are pending. The Company has estimated the amounts due under these pending matters in accounts payable.

         Additionally, the Company has entered into settlement agreements with many of its creditors that include mutual releases to avoid further litigation expense. These settlements have been stipulated by a significant fraction of the original claim, resulting in a gain of $2,965,761 being recorded on the Company's books for the year ended August 31, 2002. With some exceptions, the settlements generally call for no payments during the first year, relatively low quarterly payments starting the second year which increase through the fifth year, and with accrued interest to be paid in the final year.

         Subsequent to August 31, 2002, the Company has entered into settlement agreements with many of its creditors that include mutual releases to avoid further litigation expense. These creditors' claims totaled $1,831,000 and have been settled for $271,000 generally with terms similar to those described above.

         The Company is currently investigating a matter surrounding certain cash advances made to the Company by the former Vice-Chairman and CEO and a line of credit agreement entered into by the Company under the direction of the former Vice-Chairman and CEO. The Company has retained legal counsel and consultants to investigate the substance and propriety of all financial dealings between the Company and its former Vice-Chairman and CEO and his affiliated entities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER'S

         The following table sets forth the high and low bid prices for shares of the Company's common stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                    Bid Prices
                                              -----------------------
                                                High           Low
                                              ---------     ---------

         YEAR ENDED AUGUST 31, 2001

         First Quarter                         $ 0.437       $ 0.343
         Second Quarter                          0.460         0.430
         Third Quarter                           0.320         0.270
         Fourth Quarter                          0.200         0.170

         YEAR ENDED AUGUST 31, 2002

         First Quarter                         $ 0.150       $ 0.090
         Second Quarter                          0.190         0.180
         Third Quarter                           0.085         0.080
         Fourth Quarter                          0.045         0.040

         YEAR ENDED AUGUST 31, 2002

         First Quarter                         $ 0.025       $ 0.020


NUMBER OF SHAREHOLDERS
----------------------

         The number of beneficial holders of record of the Common Stock of the Company as of the close of business on November 29, 2002 was approximately 750. Many of the shares of the Company's Common Stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

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

GENERAL OVERVIEW

         The Company's operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of new network architectures, the incurrence of related capital costs, variability and length of the sales cycle associated with the Company's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the Company and its competitors. Additional factors that may contribute to variability of operating results include but are not limited to: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole or limited-source components; user demand for network and Internet access services; balancing of network usage over a 24-hour period; the ability to manage potential growth and expansion; the ability to identify, acquire and integrate successfully suitable acquisition candidates; and charges related to acquisitions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse affect on the Company's business. As a result, variations in the timing and amounts of revenue could have a material adverse affect on the Company's quarterly operating results. Currently, the Company does not have the systems available to provide segment information. Due to the foregoing factors, the Company believes the period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely decline.

REVENUE

         Net sales totaled $5,715,811 for the year ending August 31, 2002, a $8,839,159 decrease over net sales of $14,554,970 for the year ending August 31, 2001. The decrease reflects the loss of revenue from xDSL based broadband internet connectivity and associated services, due to the Company's shift away from providing DSL related services.

COST OF SALES

         Cost of sales decreased $8,243,402 during the year ending August 31, 2002 to $2,490,353 from $10,733,755 for the year ending August 31, 2001. Cost of sales consists primarily of access charges from local exchange carriers, backbone and internet access costs, and the cost of customer equipment to support network systems. This decrease reflects the reduction in the cost of xDSL based broadband internet connectivity and associated services, due to the Company's shift away from providing DSL related services.

SELLING EXPENSE

         Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Selling expense decreased $133,264 to $1,350,898 for the year ending August 31, 2002 from $1,484,162 for the year ending August 31, 2001. Selling expense for the year ended August 31, 2002 included payroll related costs of $1,220,766 and advertising and promotion expense of $108,239. Selling expense for the year ending August 31, 2001 included payroll and related costs of $1,402,212, and advertising and promotion expenses of $81,949. The decrease was directly related to the reduction of sales staff involved in reselling retail based business class DSL connectivity. The Company's sales focus changed to higher margin managed services, including Real Private Network(TM) (RPN(TM)) technology, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Network and Systems Management, and Professional Services.

GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense decreased $3,062,539 to $6,723,358 for the year ending August 31, 2002 from $9,785,897 for the year ending August 31, 2001. General and administrative expense for the year ending August 31, 2002 primarily consisted of $1,119,300 in administrative wages, technical support engineers and related taxes and benefits; $729,412 in depreciation expense; $2,456,834 of bad debt expense for uncollectible accounts receivable; $457,076 in operating equipment leases; $456,647 for professional fees; $786,936 in rent expense; $150,401 in telephone expenses; $152,167 of non-cash charged for the issuance of common stock and options for services rendered and for compensation; $16,477 in research and development expenses; and $398,108 in other operating expenses. The significant reduction of expenses in the current fiscal year was due to an approximate $1,414,000 reduction in wages; $645,000 reduction of non-cash charged for the issuance of common stock and options for services rendered and for compensation; $526,000 reduction for systems implementation costs and research and development which did not continue in the current fiscal year; $457,000 reduction for professional fees; $285,000 reduction in operating equipment expenses; $211,000 reduction for depreciation expense, offset by an increase in bad debt expense for uncollectible accounts receivable of $565,000. Currently, the Company is continuing to take aggressive steps to decrease future general and administrative expenses, reflecting increased operational efficiencies.

IMPAIRMENT

         Loss on impairment of long-lived assets increased $1,492,836 to $1,593,007 at August 31, 2002 from $100,171 at August 31, 2001. The loss was recognized due to the change in market conditions for the Company and its long-lived assets.

SETTLEMENT EXPENSE

         Settlement expense increased $3,048,192 as of August 31, 2002. There was no related expense recorded in fiscal 2001. These expenses are a result of the Company's negotiation, judgments and settlement with its vendors.

INTEREST EXPENSE

         Interest expense increased $567,301 to $1,061,853 for the year ending August 31, 2002 as compared to $494,552 for the year ending August 31, 2001. This increase is primarily due to interest charges accrued during the year that are associated with the negotiated with the conversion of accounts payable liabilities to long term notes.

GAIN ON EXTINGUISHMENT OF DEBT AND OTHER OBLIGATIONS

           During the year ending August 31, 2002 the Company recognized a gain of $2,965,761 on the settlement of accounts payable balances with vendors. The relief of the payable was primarily due to the successful sale and migration of certain DSL accounts to a third party's network as well as the negotiated settlement with an IT consulting firm.

OTHER INCOME

           The Company generated one-time revenue of $454,569, primarily from sale of its certain DSL accounts to a third-party supplier (which provides DSL communication access) for the year ending August 31, 2002. No such revenue was generated in the corresponding period in 2001.

NET LOSS

         As a result of the above, the Company incurred a net loss of $7,301,521 for the year ending August 31, 2002 as compared to $8,152,247 for the year ending August 31, 2001. For the fiscal years ended August 31, 2002 and 2001, the Company incurred a loss of $0.14 and $0.22 per share, respectively. The Company's near term focus is to become profitable by increasing enterprise business and reducing all expenses to minimum levels. However, the Company believes that it will still incur losses in the near term and cannot assure that the Company will be profitable in the future.

ASSETS AND LIABILITIES

         Assets decreased by $3,793,389 from $3,891,080 as of August 31, 2001 to $97,691 as of August 31, 2002. The decrease was due primarily to decreases in accounts receivable of $925,583, net property and equipment of $2,433,177, other assets of $251,131 and decrease in cash of $183,498. The reduction of assets is a direct result of the Company eliminating the infrastructure required to support broadband Internet access for its customers. Liabilities increased by $1,842,139 from $20,918,785 as of August 31, 2001 to $22,760,924 as of August
31,2002. The increase was primarily due to increases in current notes payable and accrued expenses of $7,397,856. The decrease in accounts payable and accrued expenses are associated with the settlement and write-off of debt. During the fiscal year 2002, the Company borrowed $859,033 from related parties for operating funds, and converted $988,235 (plus interest of $29,957) of debt into equity.

STOCKHOLDERS' DEFICIT

         Stockholders' deficit increased by $5,665,528 from a deficit of $17,027,705 as of August 31, 2001 to a deficit of $22,663,233 as of August 31, 2002. The increase is attributable to the current year net loss of $7,301,521 offset by the estimated fair market value of common stock for employee compensation and services of $474,702, the sale of common stock for cash of $175,000, and the conversion of debt to equity in the amount of $1,018,191.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         Overall, the Company had negative cash flows of $183,498 in fiscal year 2002 resulting from $663,381 of cash provided by the Company's financing activities, offset by $498,808 of cash used in operating activities and $348,071 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS

         Net cash used in operating activities of $(498,808) in fiscal year 2002 was primarily due to the net loss of $7,301,521 and the decrease in accounts receivable of $1,531,251, offset by the increase of operating liabilities of $2,324,528; decrease in other assets of $251,131; fair market value of stock issued for services of $474,702; allowance for doubtful accounts and bad debt expense of $2,456,834; depreciation expense of $729,412; and the loss on impairment of long-lived assets and disposal of property and equipment of $1,763,008.

CASH FLOWS FROM INVESTING

         Net cash used in investing activities of $(348,071) in fiscal year 2002 funded purchases of property and equipment and software development costs to replace equipment previously leased by the Company.

CASH FLOWS FROM FINANCING

         Net cash provided by financing activities of $663,381 in fiscal year 2002 was primarily due to the proceeds from related party borrowings of $859,033, net of repayments on notes payable and capitalized leases obligations of $372,452.

         To date, the Company has satisfied its cash requirements primarily through related party debt and equity and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and to service its capital lease and debt financing obligations. The Company hopes that it will generate positive cash flow from operations within the next twelve-month period. There can be no assurances that the Company will be successful in securing additional financing, and if secured, it will be sufficient to satisfy working capital needs.

LONG-TERM FINANCING

         The Company believes that its anticipated funds from operations will be insufficient to fund its working capital and other requirements through August 31, 2003. Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance its long-term operations. Should the Company fail to raise additional funds, the Company will have insufficient funds for the Company's intended operations for the next twelve months that may have a material adverse effect on the Company's long-term results of operations.

CONTINGENT LIABILITIES AND SETTLEMENTS

         The Company has recorded an accrual for the past due federal and state payroll taxes due to the under-payment of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,583,637 including interest and penalties at August 31, 2002 in the accompanying balance sheet. The Company is currently attempting to negotiate settlements on this matter and hopes to establish agreeable payment plans or compromises.

         The Company has entered into settlement agreements with many of its creditors that include mutual releases to avoid further litigation expense. These settlements have been stipulated to a fraction of the original claim. With some exceptions, the settlements generally call for no payments during the first year, relatively low quarterly payments starting the second year which increase through the fifth year, and with accrued interest to be paid in the final year. The Company is expanding its settlement efforts to include judgment creditors and holders of defaulted notes seeking to negotiate similar compromises and payments terms. There can be no assurances that the Company will be successful in these efforts.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective January 1, 2003, certain principals of Corbin & Wertz ("C&W"), the Company's independent auditors, formed Corbin & Company, LLP ("C&C"), as a successor public accounting firm and transferred substantially all of C&W's audit and attest clients to C&C. As a result, on January 10, 2003, the Board of Directors has approved the engagement of C&C by the Company as its independent auditors for the fiscal year ended August 31, 2002.

         C&W did not resign or decline to stand for re-election, but were dismissed on January 10, 2003 to allow the appointment of C&C.

         During the past two fiscal years ended August 31, 2002, C&W's audit opinion on the Registrant's financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to audit scope or accounting principles.

         There were no disagreements with C&W during the past two most recent fiscal years and through the date of their dismissal on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters as defined in
Item 304(a)(1)(iv) of Regulation S-B, during that period of time.

         Registrant has provided C&W with a copy of the disclosures Registrant is making in this 10-KSB in response to the disclosures required by Regulation S-B, Item 304(a). C&W has furnished Registrant with a letter addressed to the Commission stating its agreement and absence of any disagreement with the statements made by Registrant in response to this Item. Registrant has filed herewith C&W's letter as Exhibit 16.1 to this Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names and ages of the directors and executive officers of the Company at August 31, 2002, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The Board of Directors elects the executive officers of the Company annually. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company are as follows:

            Name              Age                Positions(s)
--------------------------    ----     -----------------------------------------

Bryan L. Turbow                35      Director, President and Chief Technology
                                        Officer

Barry W. Hall                  54      Director, Chairman of the Board

Stephen V. Cagnazzi (1)        43      Director

(1) Subsequent to August 31, 2002, Mr. Cagnazzi resigned as a member of the Board of Directors.

         The following is a brief summary of the business experience of the Company's remaining executive officers and directors:

         BRYAN L. TURBOW has been a member of the Board of Directors since October 1999. In 1986 Mr. Turbow founded Mobilenetics and was its President and sole stockholder. Mobilenetics was a telecommunications consulting and systems integration company that was acquired by Myrient in June 1999.

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

AGREEMENTS

SECTION16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who hold more than 10% of a registered class of its equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of its equity securities. These individuals are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended August 31, 2002, all
Section 16(a) filing requirements applicable to these individuals were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

         The Summary Compensation Table below sets forth information for services in all capacities, which we paid or accrued for the fiscal years ended August 31, 2002, 2001 and 2000. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the annual dollar value of salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or declared.

                           SUMMARY COMPENSATION TABLE
                                                           Annual Compensation
                                                         ------------------------
                                                                                                         Long-Term
                                                                                                       Compensation
                                         Fiscal                                       Restricted        Securities
        Name and Principal             Year Ended                                       Stock           Underlying
      Position/Payouts/Other            August 31        Salary ($)       Bonus         Awards            Options
-----------------------------------    --------------    ----------    ----------    -------------    ---------------
Bryan L. Turbow (1)                      2002           $       -            -        1,572,302                  -
Director, President and (2)              2001             120,000            -        5,000,000                  -
Chief Technology Officer                 2000             120,000            -                -                  -

Leonard Kajimoto                         2002           $ 100,000            -                -                  -
Vice President, Operations               2001             125,000            -                -            200,000
                                         2000             140,000            -                -            150,000

Vincent J. Roth (3)                      2002           $  85,000            -                -                  -
Former General Counsel,                  2001             113,000            -                -            150,000
Secretary and Treasurer                  2000                   -            -                -                  -

---------------

(1) In 2002, Mr. Turbow was granted a one-time bonus issued in restricted stock.
(2) During fiscal 2001, 5,000,000 shares of common stock from Mr. Turbow were pledged as collateral in negotiating with the former Chairman and CFO. Upon final settlement with the former chairman and CFO, the pledged shares were transferred to the former Chairman and CFO and the Company agreed to restore the 5,000,000 shares of common stock to Mr. Turbow.
(3) Subsequent to August 31, 2002, Mr. Roth resigned as general counsel, secretary and treasurer.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides information on option grants for the fiscal year ended August 31, 2002 to individuals named in the Company's Summary Compensation table above.

                               Annual Compensation
                                                                                       Exercise
                                  Options          % of Total Options Granted to       Price Per         Expiration
          Name                   Granted (#)         Employees in Fiscal Year            Share              Date
--------------------------    -----------------   --------------------------------    -------------    ---------------
  *None issued

         The following table provides information on outstanding options as of August 31, 2002 and options exercised for the year ended August 31, 2002 for the individuals named on the Company's Summary Compensation table above.

                                 Aggregated Option/SAR Exercises in Last Fiscal Year
                                        And Fiscal Year End Option/SAR Value

                                                               Number of Security
                                                             Underlying Unexercised          Value of in the Money
                              Number of                       Options/SARS at Fiscal          Options/SARS at Fiscal
                               Shares          Value                Year End                        Year End
          Name                Acquired       Realized       Exercisable/Unexercisable      Exercisable/Unexercisable
-------------------------    -----------    ------------   ----------------------------    ---------------------------
Leonard Kajimoto               -               $ -              250,000 / 100,000                   $ - / $ -
Vincent J. Roth                -               $ -              150,000 / -                         $ - / $ -


DIRECTOR'S COMPENSATION
-----------------------

       The directors of the Company are presently receiving no compensation for time and responsibilities.

2000/1999 STOCK OPTION PLANS
----------------------------

         In February 2000, the Company's Board of Directors and majority shareholders approved the Myrient, Inc. 2000 Stock Option Plan (the "2000 plan"), effective March 1, 2000. An aggregate of 5,000,000 shares of common stock are reserved for issuance under the 2000 plan. The exercise price for each option shall be equal to 85% to 110% of the fair market value of the common stock on the date of grant, as defined, and shall vest over no more than a five-year period. The plan shall terminate ten years after its adoption by the Board of Directors and may be terminated by the Board of Directors on any earlier date, as defined.

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

         During fiscal 2002 and 2001, the Board of Directors granted to various employees, pursuant to the 2000 plan, an aggregate of 82,400 and 1,442,500, options (net of 2,222,452 and 428,500 options that were issued and cancelled during fiscal 2002 and 2001), respectively at exercise prices ranging from $0.01 to $4.000 (based on the closing bid price of the Company's common stock on the date of each grant). The options vest through December 2003 and are exercisable through January 2012.

ITEM 11. SECURITY OWNERSHIP OF EXECUTIVE OFFICERS, DIRECTORS AND BENEFICIAL OWNERS OF GREATER THAN 5% OF THE COMPANY'S COMMON STOCK

         The following table sets forth information with respect to the beneficial ownership of Myrient's common stock owned, as of January 13, 2003 by:

          o     holders of more than 5% of the Company's common stock;
          o     each of the directors;
          o     the executive officers; and
          o     all directors and executive officers of the Company as a group

         As of January 13, 2003, an aggregate of 69,324,237 shares of Myrient's common stock were issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all options and warrants to acquire the Company's common stock which have been issued to the directors, executive officers and the holders of more that 5% of common stock and are fully vested or will become fully vested within 60 days of the date of this Annual Report have been exercised by these individuals and the appropriate number of shares of Myrient's common stock have been issued to these individuals.

                                  Amount and Nature of
     Name and Address of          Beneficial Ownership
      Beneficial Owner                    (1)                Percent of Class
-------------------------------   ---------------------    ---------------------

Bryan L. Turbow                         23,915,245                34.50%
65 Enterprise
Aliso Viejo, CA  92656

Vincent J. Roth                            385,586(2)                  *
65 Enterprise
Aliso Viejo, CA  92656

Leonard Kajimoto (2)                     1,849,208(3)              2.67%
Vice President, Operations
65 Enterprise
Aliso Viejo, CA  92656

Barry W. Hall                              175,000(2)                  *
65 Enterprise
Aliso Viejo, CA  92656

Steven Cagnazzi (4)                        904,977                 1.30%
65 Enterprise
Aliso Viejo, CA  92656

All directors and executive
officers of the Company as
a group                                 27,230,016                39.28%

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

3. Includes 250,000 shares of Myrient's common stock issuable upon exercise of vested options.

4.       Mr. Cagnazzi resigned as a board member subsequent to August 31, 2002.

ITEM 12. TRANSACTIONS WITH OFFICERS AND DIRECTORS AND OTHER BUSINESS
         RELATIONSHIPS

         During fiscal 2001, the Company invoiced Speedsl.com, Inc. (a company owned and operated by the son of the former Chairman and CEO) approximately $191,000 for access service fees and $245,000 for disconnect fees. Speedsl.com, Inc. made payments of approximately $103,000. During fiscal 2001 the Company wrote off the remaining $721,000 due from Speedsl.com, Inc.

         During November 2001, the Company negotiated with the former Chairman and CEO to retire his holdings of 15,000,000 shares of his common stock valued at $1,000,000 which was added to the note payable owed to him.

         During fiscal 2001, pursuant to a settlement agreement with the former Chairman and CEO, the Company issued 5,000,000 shares of common stock to the current President and 370,000 shares of common stock to the former Chairman and CEO for certain legal fees incurred.

         During fiscal 2001, the Company issued 2,000,000 shares of common stock to the former Vice Chairman and CEO valued at $270,000 (based on the closing bid price of the Company's common stock on the date of grant) as compensation. The shares were to vest over a one-year period. Subsequent to the issuance, the individual resigned, the Company and the individual agreed to cancel 1,000,000 of the original shares issued, resulting in the Company recognizing compensation expense of $135,000 in the accompanying statement of operations for the year ended August 31, 2001.

         During fiscal 2001, the Company received $847,017 from its then Vice-Chairman and CEO, who resigned in May, 2001, for working capital purposes. At the direction of said former CEO, these advances were later evidenced by certain demand notes upon which the Company has not made any payments. The Company has retained outside legal counsel and consultants to investigate the substance and propriety of all of the financial dealings between the Company and its former CEO and his affiliated entities.

         In January 2001, the Company entered into a line of credit agreement (the "Line") with a financial institution. The Line bears interest at 10%, and was agreed to be secured by 1,000,000 shares of the Company's common stock owned by the President of the Company. As of August 31, 2002, the Company's outstanding borrowings totaled $500,000 (and which matured in September, 2001) and no further draws are available to the Company under the Line. The former Vice-Chairman and CEO personally provided the funds to the financial institution and instructed it to issue the Line. The President of the Company executed a guaranty in connection with the $500,000 advance under the Line. Interest expense incurred on the Line totaled $50,000 for the current fiscal year which is recorded under accrued interest payable in the accompanying balance sheet at August 31, 2002. The Company has retained outside legal counsel and consultants to investigate the substance and propriety of all of the financial dealings between the Company and the issuer of this line of credit and all persons and entities affiliated with it.

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

         During the first fiscal quarter of 2002, the President of the Company loaned the Company $597,905. These loans are due on demand, and are non-interest bearing. In fiscal 2002, the President of the Company agreed to convert $565,084 of the principal balance of notes payable due him into 10,342,943 shares of the Company's restricted common stock (based on the fair market value of the stock on the date of grant).

         During fiscal 2002, the Company transferred equipment with a net book value of $14,910 to the President of the Company in exchange for relief of debt in the amount of $14,910. As the amount of debt relief was equal to the net book value of the assets transferred, no gain or loss was recognized.

         As of August 31, 2002, the Company had $96,238 of demand loans payable to relatives of the President. These loans are unsecured and non-interest bearing.

ITEM 13. CONTROLS AND PROCEDURES

         During the 90-day period prior to the filing date of this report, management, including the Corporation's President, evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

EXIBIT NO       DESCRIPTION.

         16.1     Letter from former accountant

         23.1     Consent of experts and counsel

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (B)      Reports on Form 8-K



                                   [SIGNATURE]

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 15, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MYRIENT, INC. (Registrant)

        Signature                         Title                     Date
--------------------------------    ---------------------     ------------------


/S/ Bryan L. Turbow                 Director and               January 15, 2003
--------------------------------    President/CTO
Bryan L. Turbow

                                 CERTIFICATIONS


I, Bryan Turbow, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Myrient, inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Signature                          Title                    Date
--------------------------------    ----------------------   -------------------

/S/ Bryan L. Turbow                                            January 15, 2003
--------------------------------    President/CTO
Bryan L. Turbow

INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     -----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . .   F-1

Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . . .   F-2

Consolidated Statements of Operations for the Years
Ended August 31, 2002 and 2001. . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statements of Stockholders' Deficit
for the Years Ended August 31, 2002 and 2001  . . . . . . . . . . .   F-4

Consolidated Statements of Cash Flows for the Years
Ended August 31, 2002 and 2001. . . . . . . . . . . . . . . . . . .   F-5

Notes to Consolidated Financial Statements. . . . . . . . . . . . .   F-6

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Myrient, Inc:

We have audited the accompanying consolidated balance sheet of Myrient, Inc. (the "Company") and subsidiaries as of August 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Myrient, Inc. as of August 31, 2002 and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred significant operating losses in the last two years, has a working capital deficit of $20,477,084, has liabilities from the underpayment of payroll taxes, is not in compliance with certain restrictive loan covenants and has a stockholders' deficit of $22,663,233 at August 31, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.




                                                     /s/ CORBIN & COMPANY, LLP

Irvine, California
January 10, 2003


                                     MYRIENT, INC.

                              Consolidated Balance Sheet


                                                                       August 31, 2002
                                                                        -------------
ASSETS


Current assets:
     Accounts receivable, net of allowance for doubtful
       accounts of approximately $112,000                               $     37,602
                                                                        -------------

         Total current assets                                                 37,602

Property and equipment, net                                                   59,689

Deposits and other assets                                                        400
                                                                        -------------
                                                                        $     97,691
                                                                        =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                           $  5,764,897
     Current portion of notes payable                                     12,118,032
     Accrued payroll and related liabilities                               1,583,637
     Accrued interest payable                                              1,048,120
                                                                        -------------
         Total current liabilities                                        20,514,686


Notes payable, net of current portion                                      2,150,000
Related party notes payable                                                   96,238
                                                                        -------------
         Total liabilities                                                22,760,924
                                                                        -------------
Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $0.001 par value; 10,000,000 shares authorized,
       no shares issued and outstanding                                           --
     Common stock, $0.001 par value; 75,000,000 shares authorized,
       66,854,848 shares issued and outstanding                               66,855
     Additional paid-in capital                                           18,503,283
     Accumulated deficit                                                 (41,233,371)
                                                                        -------------
         Total stockholders' deficit                                     (22,663,233)
                                                                        -------------
                                                                        $     97,691
                                                                        =============

                         See independent auditors' report and
                accompanying notes to consolidated financial statements

                                          F-2


                                      MYRIENT, INC.

                          Consolidated Statements of Operations

                                                           For The Year Ended August 31,
                                                           -----------------------------
                                                               2002            2001
                                                           -------------   -------------
Net sales                                                  $  5,715,811    $ 14,554,970

Cost of goods sold                                            2,490,353      10,733,755
                                                           -------------   -------------
         Gross profit                                         3,225,458       3,821,215
                                                           -------------   -------------
Operating expenses:
     Selling                                                  1,350,898       1,484,162
     General and administrative                               6,723,358       9,785,897
     Loss on impairment of long-lived assets                  1,593,007         100,171
     Loss on disposal of property and equipment                 170,001         106,280
     Settlement expense                                       3,048,192              --
                                                           -------------   -------------
         Total operating expenses                            12,885,456      11,476,510
                                                           -------------   -------------
Loss from operations                                         (9,659,998)     (7,655,295)

Other income (expense):
     Interest expense                                        (1,061,853)       (494,552)
     Gain on settlement of debt and other obligations         2,965,761              --
     Other income, net                                          454,569              --
                                                           -------------   -------------
         Total other income (expense)                         2,358,477        (494,552)
                                                           -------------   -------------
Loss before provision for income taxes                       (7,301,521)     (8,149,847)

Provision for income taxes                                           --          (2,400)
                                                           -------------   -------------
Net loss                                                   $ (7,301,521)   $ (8,152,247)
                                                           =============   =============

Net loss available to common stockholders per share        $      (0.14)   $      (0.22)
                                                           =============   =============

Basic/diluted weighted average common shares outstanding     52,814,597      37,793,222
                                                           =============   =============

                           See independent auditors' report and
                 accompanying notes to consolidated financial statements

                                           F-3


                                                            MYRIENT, INC.

                                          Consolidated Statements of Stockholders' Deficit

                             For Each Of The Years In The Two-Year Period Ended August 31, 2002 and 2001
                                   Common Stock               Preferred Stock           Additional                         Total
                          -----------------------------   --------------------------      Paid-in       Accumulated    Stockholders'
                              Shares         Amount          Shares         Amount        Capital         Deficit         Deficit
                          -------------   -------------   -------------   ----------   -------------   -------------   -------------
Balance at
September 1, 2000           42,288,367    $     42,289           4,000    $       4    $ 15,397,404    $(25,673,144)   $(10,233,447)

Accrued preferred
stock dividends                     --              --              --           --              --        (106,459)       (106,459)

Conversion and repurchase
of preferred stock,
including $237,614 of
accrued dividends            4,429,281           4,429          (4,000)          (4)       (966,811)
                                                                                                                 --        (962,386)

Estimated fair market
value of options and
warrants issued for
services                            --              --              --           --         316,598              --         316,598

Profit from short
swing sale                          --              --              --           --          16,380              --          16,380

Common stock converted
to debt                    (15,000,000)        (15,000)             --           --        (985,000)             --      (1,000,000)

Estimated fair market
value of common stock
issued for services
and compensation             3,124,409           3,124              --           --         476,994              --         480,118

Estimated fair market
value of common stock
issued for conversion
of debt                     10,032,739          10,033              --           --       2,603,705              --       2,613,738

Net loss                            --              --              --           --              --      (8,152,247)     (8,152,247)
                          -------------   -------------   -------------   ----------   -------------   -------------   -------------
Balance at
August 31, 2001             44,874,796          44,875              --           --      16,859,270     (33,931,850)    (17,027,705)

Estimated fair market
value of common stock
for conversion of debt      15,402,122          15,402              --           --       1,002,789              --       1,018,191

Estimated fair market
value of common stock
issued for employee
compensation                 4,227,767           4,228              --           --         394,028              --         398,256

Issuance of common
stock for cash               1,916,668           1,917              --           --         173,083              --         175,000

Estimated fair market
value of common stock
issued for services            838,495             838              --           --          75,608              --          76,446

Estimated fair market
value of common stock
issued for fixed assets         50,000              50              --           --           7,950              --           8,000

Estimated fair market
value of common stock
issued for settlement           30,000              30              --           --           3,270              --           3,300


Exercise of stock options       15,000              15              --           --           1,785              --           1,800

Cancellation of shares
previously purchased          (500,000)           (500)             --           --         (14,500)             --         (15,000)

Net loss                            --              --              --           --              --      (7,301,521)     (7,301,521)
                          -------------   -------------   -------------   ----------   -------------   -------------   -------------
Balance at
August 31, 2002             66,854,848    $     66,855              --    $      --    $ 18,503,283    $(41,233,371)   $(22,663,233)
                          =============   =============   =============   ==========   =============   =============   =============


                                                See independent auditors' report and
                                       accompanying notes to consolidated financial statements

                                                                 F-4

                                     MYRIENT, INC.

                         Consolidated Statements of Cash Flows

                                                           For The Year Ended August 31,
                                                           ---------------------------
                                                               2002           2001
                                                           ------------   ------------
Cash flows from operating activities:
     Net loss                                              $(7,301,521)   $(8,152,247)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
         Gain on settlement of debt
           and other obligations                            (2,965,761)            --
         Bad debt expense                                    2,456,834      1,891,664
         Depreciation                                          729,412        940,366
         Loss on impairment of long-lived assets             1,593,007        100,171
         Loss on disposal of property and equipment            170,001        106,280
         Estimated fair market value of stock, options
           and warrants issued for services                    474,702        796,716
         Non-cash portion of cost of goods sold                281,918             --
         Non-cash portion of settlement expense              3,018,192             --
         Changes in operating assets and liabilities:
              Accounts receivable                           (1,531,251)    (1,221,645)
              Other assets                                     251,131        101,423
              Accounts payable and accrued liabilities       1,185,787      4,883,640
              Accrued payroll and related liabilities          190,506        835,640
              Accrued interest payable                         948,235        220,121
                                                           ------------   ------------
     Net cash (used in) provided by operating activities      (498,808)       502,264
                                                           ------------   ------------
Cash flows from investing activities:
     Capitalized computer software development costs          (203,976)            --
     Purchases of property and equipment                      (144,095)    (1,792,222)
                                                           ------------   ------------
     Net cash used in investing activities                    (348,071)    (1,792,222)
                                                           ------------   ------------
Cash flows from financing activities:
     Net proceeds from issuance of common stock and
       exercise of stock options                               176,800             --
     Proceeds from borrowings on lines of credit                    --        294,000
     Proceeds from related party notes payable                 859,033      2,134,905
     Principal repayments on notes payable                     (51,000)      (151,265)
     Repayment on related party notes payable                 (265,940)      (749,464)
     Repayment on capitalized leases                           (55,512)       (83,977)
     Profit from short swing sale                                   --         16,380
                                                           ------------   ------------
     Net cash provided by financing activities                 663,381      1,460,579
                                                           ------------   ------------
Net change in cash                                            (183,498)       170,621

Cash at beginning of year                                      183,498         12,877
                                                           ------------   ------------
Cash at end of year                                        $        --    $   183,498
                                                           ============   ============
Supplemental cash flow disclosures:
     Cash paid during the year for:
         Interest                                          $   114,000    $   182,000
                                                           ============   ============
         Income taxes                                      $        --    $     2,400
                                                           ============   ============

See accompanying notes to consolidated financial statements for non-cash investing and financing activities during fiscal year 2002 and 2001.



                          See independent auditors' report and
                accompanying notes to consolidated financial statements

                                          F-5

                                  MYRIENT, INC.

                   Notes to Consolidated Financial Statements

                       For The Year Ended August 31, 2002


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Organization and Operations
---------------------------

Myrient, Inc. (the "Company" or "MYRIENT") is a Nevada corporation engaged in providing high-speed Internet access, data, voice and video streaming services to individuals and businesses.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $20,477,084, liabilities from underpayment of payroll taxes (see Note 5), a stockholders deficit of $22,663,233, significant losses from operations through August 31, 2002 and non-compliance with restrictive loan covenants, among other matters, that raise substantial doubt about its ability to continue as a going concern.

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

Several completed and ongoing initiatives, which the Company hopes to accomplish, are as follows:

         o The Company has consolidated its equipment and network requirements without compromising levels of service. Through management of equipment utilization and space requirements the Company should be able to significantly reduce overhead costs.

         o Additionally, the Company is aggressively pursuing other cost cutting programs to achieve positive cash flow from operations in the very near future.

         o The Company is currently working on restructuring liabilities and debt to maximize cash flows. The Company is also exploring various fundraising alternatives.

Current market conditions have affected and are continuing to affect the Company's operating results and liquidity. The Company operates within an industry that is subject to rapid technological change and intense competition. During the months ahead, the Company will be forced to make difficult decisions regarding, among other things, the future direction and capital structure of the Company. The Company has retained financial and legal advisors who are reviewing the financial alternatives available to the Company.

In the absence of significant revenues, profits, and increased working capital, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending August 31, 2003. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Myrient, Inc. and its wholly owned subsidiaries; Mobilenetics Corp. ("Mobilenetics"), Landmark Communications, Inc. ("Landmark") and Color Networks, Inc. ("Color Networks"). All significant intercompany balances and transactions have been eliminated in consolidation. During the fiscal year 2002, these companies had no operations, and all but Landmark Communications, Inc. is being dissolved.

                                  MYRIENT, INC.

                   Notes to Consolidated Financial Statements

                       For The Year Ended August 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes, payroll tax liabilities and vendor obligations.

Fair Value of Financial Instruments
-----------------------------------

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of August 31, 2002 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit, convertible note payable and notes payable. The fair value of related party notes payable is not determinable as the borrowings are with a related party.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to seven years. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives or the term of the lease. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the statement of operations. As of August 31, 2002 and 2001, the Company assessed certain equipment to be impaired and wrote off certain of these balances (see below).

Impairment of Long-Lived Assets
-------------------------------

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At August 31, 2002 and 2001, management determined that the Company's long-lived assets have been impaired as follows:

         o In fiscal 2002, management wrote down the value of certain property and equipment obtained in the normal course of business. Due to the change in market conditions for the Company and these assets, the Company recognized an impairment loss of approximately $1,594,000 on the related property and equipment in the accompanying statement of operations.

         o In fiscal 2001, management wrote down the value of certain property and equipment obtained during the normal course of business. Due to the change in market conditions for these assets the Company recognized an impairment loss of approximately $101,000 on the related property and equipment in the accompanying statement of operations.

Management believes that the impairment losses recognized on long-lived assets, including property and equipment, intangible assets, and other assets are adequate. There can be no assurance, however, that market conditions or demand for the Company's products will not change which could result in additional future long-lived asset impairments.

Revenue Recognition
-------------------

Fees for Internet access, data, voice and video services are recognized as services are provided. Certain sales of equipment to former customers have been recognized on the cash basis, due to uncertainties regarding the ultimate realization of the amounts invoiced.

                                  MYRIENT, INC.

                   Notes to Consolidated Financial Statements

                       For The Year Ended August 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Advertising
-----------

The Company expenses the cost of advertising when incurred as selling expense. Advertising expenses were approximately $108,000 and $81,000 for the fiscal years ended August 31, 2002 and 2001, respectively.

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

Loss Per Share
--------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Under SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive (no shares where considered additional common stock equivalents at August 31, 2002 and 2001). The Company's net loss has been increased for the effect of accrued dividends to preferred stockholders (see Note 12). Stock options and warrants outstanding are not considered common stock equivalents, as the affect on net loss per share would be anti-dilutive.

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees". Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25 (see Note 7).

Software Development Costs
--------------------------

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

The Company incurred $923,804 of research and development expenditures during the year ended August 31, 2002, of which $203,976 was originally capitalized under SOP 98-1 as property and equipment. As of August 31, 2002, the related asset was fully impaired and expensed in the accompanying statements of operations as the Company does not foresee any future benefit from these capitalized assets, consistent with the Company's policy regarding long-lived assets (see above).

                                  MYRIENT, INC.

                   Notes to Consolidated Financial Statements

                       For The Year Ended August 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Concentration Risk
------------------

The Company grants credit to customers within the United States and does not require collateral. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Reserves for uncollectible accounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Two customers accounted for approximately 18% of total product sales for fiscal 2001 and approximately 21% of accounts receivable at August 31, 2001.

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

Recent Accounting Pronouncements
--------------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company adopted SFAS No. 144 during fiscal year 2002. The adoption of SFAS No. 144 did not materially impact its financial statements.

On April 30, 2002, the FASB issued Statement 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145 as of the beginning of the current fiscal year, and accordingly, reflected all gains on debt extinguishments (totaling $2,965,761 in fiscal 2002) as other income instead of extraordinary in the accompanying statements of operations.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at August 31, 2002:

         Computer equipment                                         $   197,074
         Equipment                                                       89,939
         Furniture and fixtures                                           6,127
                                                                        293,140
                                                                    ------------
         Less accumulated depreciation                                 (233,451)
                                                                    ------------
                                                                    $    59,689
                                                                    ============

                                  MYRIENT, INC.

                   Notes to Consolidated Financial Statements

                       For The Year Ended August 31, 2002


NOTE 3 - PROPERTY AND EQUIPMENT, continued
------------------------------------------

During fiscal year ending August 31, 2002 the Company impaired $1,593,007 of their equipment. The impairment was a result of the equipment placed in storage, in need of repair and not in use, and/or obsolete and in need of replacement. The Company has reflected the impairment as a reduction of the cost of the respective assets.

NOTE 4 - NOTES PAYABLE
----------------------

Notes payable consist of the following as of August 31, 2002:

Unsecured note payable to a vendor pursuant to the terms of an agreement to convert a trade account payable into a note
payable. The note requires various monthly payments of
principal and interest beginning in April 2002 and a balloon payment in December 2009, bears interest at 12% per annum, and contains prepayment incentives that provide the Company with potential debt forgiveness in future years if certain payments are made. The Company did not make any of the scheduled
payments, and therefore the entire amount of this note has
been presented as current debt. The Company is negotiating
with the vendor to restructure this debt.                          $  5,500,000

Unsecured note payable to a vendor per the terms of a
settlement agreement, which converted an accounts payable
balance into a note payable during fiscal year 2002. This note requires various quarterly payments of principal beginning in
August 2004 with the final payment due in August 2007.
Interest will be accrued on the outstanding balance at a rate of 6% per annum, but will be paid quarterly after the
principal payments have been completed.                               2,000,000

Unsecured note payable to a vendor pursuant to the terms of a judgment entered against the Company. This note has no
stipulated payment terms, and accrues interest on the
outstanding balance at a rate of 10% per annum. The Company is currently negotiating the terms of this note with the vendor.
Due to uncertainties regarding the timing of the payment
obligations, the entire amount of this note has been presented
as current debt.                                                      1,398,446

Secured convertible note payable to a financial institution.
Secured by substantially all assets of the Company. This note bears interest at the prime rate (4.75% at August 31, 2002)
plus 2%, and was due May 30, 2002. This note is convertible
into shares of the Company's common stock at a conversion
price equal to the lesser of the share price on the date of
agreement or at a 30% discount of the share price as of the
date of conversion. The Company did not make the required
monthly payments or the balloon payment, and therefore the
entire amount of this note has been presented as current debt.
The Company is currently negotiating the terms of this note
with the financial institution.                                         875,000

Unsecured advances from the Company's former Vice-Chairman and
CEO. These advances were later evidenced by certain demand
notes upon which the Company has not made any payments. The
Company has retained outside legal counsel and consultants to investigate the substance and propriety of all dealings
between the Company and the former Vice-Chairman and CEO.
These advances are due on demand and bear no interest.
Accordingly, the entire amount of this note has been presented
as current debt.                                                         847,017

Unsecured note payable to Mesora Investments LLC ("Mesora") a shareholder. This note is secured by certain shares of common stock repurchased by the Company and is personally guaranteed by the Company's former CEO. This note bears interest at 12%
per annum, provides for payment of principal and interest by
May 2001. The Company has not made the required payments under this note, and a judgment has been entered in favor of Mesora against the Company and the former CEO for the entire amount
of the debt plus interest and collection costs.                         700,000

                                  MYRIENT, INC.

                   Notes to Consolidated Financial Statements

                       For The Year Ended August 31, 2002


NOTE 4 - NOTES PAYABLE, continued
---------------------------------

Unsecured note payable to a leasing company in settlement of certain operating lease obligations during fiscal year 2002.
This note was originally non-interest bearing with payments
totaling $609,000, and payments ranging from $10,000 to
$40,000 beginning in June 2002. During fiscal 2002, the
Company did not make the required payments. Accordingly, the interest rate increased to 18% per annum, per the terms of the agreement. As a result of the default the entire amount of
this note has been presented as current debt.                           609,000

Secured note payable to a financial institution with various monthly principal payments and a balloon payment due in May
2002. This note is secured by substantially all assets of the
Company. This note bears interest as 10% per annum. The
Company failed to make the required monthly payments due under this note, and has therefore presented the entire amount as
current debt. The Company is negotiating with this financial
institution to restructure this debt.                                   523,734

Secured line of credit with a financial institution bearing
interest at 10% per annum. This line was agreed to be secured by 1,000,000 shares of the Company's common stock owned by the current CEO. This line was due in September 2001, and no
further draws are available to the Company. Based on current ongoing investigations surrounding this arrangement, the
Company has retained outside counsel and consultants to
investigate the substance and propriety of all financial
dealings between the Company and the issuer of this line of
credit and all persons and entities affiliated with it. Due to the fact that the line is fully matured, and no further
advances are available, the Company has presented the entire
amount of this debt in the current portion of notes payable.            500,000

Other various unsecured notes payable to individuals and
vendors (from judgments or settlement agreements) with various monthly principal payments through 2007 and interest at rates ranging from 6% to 19% per annum. Substantially all of these notes are currently in default due to non-payment. In prior
fiscal years, some of these individuals were considered
related parties, but due to the fact they have either sold
their interests in the Company or have obtained judgments
against the Company these have now been presented as part of notes payable. The Company is negotiating with certain of
these noteholders to restructure its debts.                           1,314,834
                                                                   -------------
                                                                     14,268,031

Less current portion                                                (12,118,031)
                                                                   -------------
                                                                   $  2,150,000
                                                                   =============


Principal payments are due on long-term debt as follows:

             Fiscal Years
           Ending August 31,
         --------------------

                 2003                                              $ 12,118,031
                 2004                                                   287,500
                 2005                                                   487,500
                 2006                                                   637,500
                 2007 and thereafter                                    737,500
                                                                   -------------
                                                                   $ 14,268,031
                                                                   =============

                                  MYRIENT, INC.

                   Notes to Consolidated Financial Statements

                       For The Year Ended August 31, 2002


NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Leases
------

The Company has cancelled or defaulted on most of its remaining equipment leases, which expire at various dates through August 2004. The equipment has been either returned or is in storage pending return. Management is negotiating for the settlement on the lease agreements. As the Company is in default on most of its equipment leases, both capital and operating, the future payments the Company is obligated to pay have been accrued as of August 31, 2002 and reported in the current liabilities section of the accompanying balance sheet, totaling approximately $390,000.

The Company's lease for its facilities expires June, 2003, with future minimum lease payments totaling approximately $30,000.

Rent and equipment expense under operating leases for the fiscal years ended August 31, 2002 and 2001 was $1,243,000 and $1,366,000, respectively. Interest expense incurred pursuant to the capital lease obligations was $15,000 and $30,000 for the fiscal years ended August 31, 2002 and 2001, respectively.

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

Several of the Company's creditors have obtained judgments against the Company totaling approximately $3,100,000 as of August 31, 2002. Said liabilities have been recorded in accounts or notes payable in the accompanying balance sheet. Several other such matters are pending. The Company has estimated the amounts due under these pending matters in accounts payable.

Additionally, the Company has entered into settlement agreements with many of its creditors that include mutual releases to avoid further litigation expense. These settlements have been stipulated to a minor fraction of the original claim, resulting in a gain being recorded on the Company's books for the year ended August 31, 2002. With some exceptions, the settlements generally call for no payments during the first year, relatively low quarterly payments starting the second year which increase through the fifth year, and with accrued interest to be paid in the final year. Subsequent to August 31, 2002, additional settlements have been renegotiated and others are in current negotiations and discussions (See Notes 10 and 13).

Accrued Payroll Taxes
---------------------

The Company has recorded an accrual for past due payroll taxes plus penalties and interest as of August 31, 2002 due to the under-payment of the Company's payroll tax liability. As a result, the Company has accrued approximately $1,575,000 including penalties and interest of $376,000 related to payroll taxes under accrued payroll and related liabilities in the accompanying balance sheet at August 31, 2002. The Company is in the process of discussing and settling the matter with the appropriate authorities.

NOTE 6 - INCOME TAXES
---------------------

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended August 31:

                                                   For The Year Ended August 31,
                                                   -----------------------------
                                                       2002            2001
                                                   -------------   -------------

Tax benefit at statutory rates                     $ (2,483,000)   $ (2,771,000)
Difference resulting from:
   State taxes                                         (448,000)       (439,400)
   Non-deductible and other beneficial items              6,000           4,800
   Changes in allowance for deferred tax assets       2,925,000       3,208,000
                                                   -------------   -------------
        Provision for income taxes                 $         --    $      2,400
                                                   =============   =============

                                  MYRIENT, INC.

                   Notes to Consolidated Financial Statements

                       For The Year Ended August 31, 2002


NOTE 6 - INCOME TAXES, continued

The valuation allowance increased by approximately $2,925,000 and $3,208,000 during the years ended August 31, 2002 and 2001, respectively. No current provision for income taxes is required for the years ended August 31, 2002 and 2001 since the Company incurred taxable losses during such years.

Net deferred income taxes are as follows as of August 31, 2002:

         Deferred tax liabilities:
             Depreciation and amortization                         $   (100,000)
                                                                   -------------
         Deferred tax assets:
             Net operating losses                                    10,312,000
             State taxes                                                  1,000
             Reserves and accruals                                    1,500,000
                                                                   -------------
                  Total deferred tax assets                          11,713,000

             Less allowance for deferred tax assets                 (11,713,000)
                                                                   -------------
                  Net deferred income taxes                        $         --
                                                                   =============

The Company has approximately $26,800,000 and $17,000,000 in Federal and California State net operating loss carry forwards as of August 31, 2002, which, if not utilized, expire through 2022 and 2009, respectively.

The utilization of the net operating loss carry-forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carry forwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of August 31, 2002.

NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------

The Company's articles of incorporation authorize the issuance up to 10,000,000 shares of $.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities the board of directors may determine. All shares of any one series shall be equal in rank and identical in all respects. On November 23, 1999, the board of directors designated 5,000 shares as Series A 6% Convertible Preferred Stock ("Preferred A"). Each Preferred A share had a liquidation preference of $1,000 per share plus accrued dividends and was convertible at anytime into such number of fully paid and non-assessable shares of common stock as was determined by dividing $1,000 plus the amount of any accrued and unpaid dividends by the conversion price in effect at the time of conversion, as defined.

During fiscal 2001, the Company accrued $106,459 of dividends in connection with the outstanding Preferred A shares.

During fiscal 2001, all of the shares of Preferred A and the related accrued dividends were either converted into common stock or repurchased (see below). As a result, no shares of Preferred A or related accrued dividends were outstanding as of August 31, 2002.

Common Stock
------------

In November 2000, it was discovered that the former CFO and beneficial owner (as defined by the Securities Exchange Act of 1934), had profited from purchases and subsequent sales of the Company's common stock held for less than six (6) months (a "short-swing" profit). Pursuant to Section 16(b) of thee Securities Exchange Act of 1934, the Company acted to recover these profits from the former CFO. As a result, the Company received $16,380 in fiscal year 2001, which has been credited to additional paid-in capital as a contribution to shareholders' deficit.

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

                                  MYRIENT, INC.

                   Notes to Consolidated Financial Statements

                       For The Year Ended August 31, 2002


NOTE 7 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

During fiscal 2001, the Company reached an agreement with Mesora, the holder of its Preferred A shares for the retirement of the remaining 3,650 Preferred A shares. On March 8, 2001, Mesora converted 2,450 Preferred Series A shares, with a liquidation value of $2,450,000, plus the remaining accrued dividends of $219,329, at a price of $0.91 per share, into 2,952,794 shares of Myrient's common stock. Mesora converted 700 Preferred Series A shares, with a liquidation value of $700,000, at a price of $0.90 per share into 777,777 shares of Myrient's common stock. On May 17, 2001, the Company agreed to repurchase the shares of common stock at Mesora's cost of $700,000, personally guaranteed by Myrient's then Vice-Chairman and CEO and secured by the 777,777 shares of common stock repurchased by the Company (see Note 4). As Mesora has the right to foreclose on the shares of common stock, the Company has reflected the shares as outstanding as of August 31, 2001. The 500 remaining Preferred A shares were repurchased by the Company at its cost of $500,000, which the Company financed with its line of credit (see Note 4).

During November 2001, the Company negotiated with the former Chairman and CEO to retire his holdings of 15,000,000 shares of his common stock valued at $1,000,000 which was added to the note payable owed to him (see Note 4).

During fiscal 2001, pursuant to a settlement agreement with the former Chairman and CEO, the Company issued 5,000,000 shares of common stock to the current President and 370,000 shares of common stock to the former Chairman and CEO for certain legal fees incurred (see Note 11).

During fiscal 2001, the Company issued 2,124,409 shares of common stock valued at $345,118 (includes the 370,000 shares issued in connection with the settlement agreement with the former Chairman and CEO) (based on the closing bid price of the Company's common stock on the dates of grant) for services and compensation.

During fiscal 2001, the Company issued 2,000,000 shares of common stock to the former Vice-Chairman and CEO valued at $270,000 (based on the closing bid price of the Company's common stock on the date of grant) as compensation. The shares were to vest over a one-year period. Subsequent to the issuance, the CEO resigned. The Company and the then CEO agreed to cancel 1,000,000 of the original shares issued, resulting in the Company recognizing compensation expense of $135,000 in the accompanying statement of operations for the year ended August 31, 2001.

During fiscal 2001, the Company issued 5,032,739 shares of common stock valued at $0.13 per share pursuant to the conversion of $672,759 of notes payable.

During the year ended August 31, 2002, the Company issued a total of 15,402,122 shares of the common stock valued at $1,018,191 (based on the closing bid price of the Company's common stock on the date of issuance) for conversion of $988,235 of related party debt and $29,957 of related accrued interest (see Note
11).

During the year ended August 31, 2002, the Company sold a total of 1,916,668 shares of common stock for proceeds of $175,000.

During the year ended August 31, 2002, an employee exercised options to purchase 15,000 shares of the Company's common stock for total proceeds of $1,800.

During the year ended August 31, 2002, the Company issued 30,000 shares of its common stock to a third party as part of a settlement for terminating certain operating lease agreements. These shares were valued at $3,300 based on the fair market value on the date of issuance.

During the year ended August 31, 2002, the Company issued 50,000 shares of its common stock to a third party for the purchase of certain fixed assets. These shares were valued at $8,000 based on the fair market value on the date of issuance.

During the year ended August 31, 2002, the Company cancelled and returned to the Company's treasury 500,000 shares of common stock previously issued to Seven Keys Development Trust ("Seven Keys"), of which Robert C. Weaver, Jr., the Company's former director, is a trustee. The Company had investigated and concluded that these cancelled shares were issued upon the exercise of the unauthorized stock options granted by William J. Kettle, the Company's former Chairman of the Board Directors and Chief Executive Officer. As a result of this transaction the Company accrued the original $15,500 Robert Weaver paid for the shares and offset this accrued liability against additional paid in capital. Prior to August 31, 2002, Seven Keys obtained a judgment against the Company in the amount of $310,000. The Company has accrued this amount in accounts payable and accrued expenses in the accompanying balance sheet, and has expensed the judgment amount as settlement cost in the accompanying statement of operations for the year ended August 31, 2002.

                                  MYRIENT, INC.

                   Notes to Consolidated Financial Statements

                       For The Year Ended August 31, 2002


NOTE 7 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

During the year ended August 31, 2002, the Company issued to several of its employees a total of 4,277,767 shares of common stock valued at $398,256 (based on the closing bid prices of the Company's common stock on the dates of issuance), which was recorded as compensation expense.

During the year ended August 31, 2002, the Company issued to several outside consultants a total of 838,495 shares of common stock valued at $76,446 (based on the closing bid prices of the Company's common stock on the dates of issuance), which was recorded as consulting expense.

Stock Options
-------------

In February 2000, the Company's board of directors and majority shareholders approved the Myrient, Inc. 2000 Stock Option Plan (the "2000 plan"), effective March 1, 2000. An aggregate of 5,000,000 shares of common stock are reserved for issuance under the 2000 plan. The exercise price for each option shall be equal to 85% to 110% of the fair market value of the common stock on the date of grant, as defined, and shall vest over no more than a five-year period. The plan shall terminate ten years after its adoption by the board of directors and may be terminated by the board of directors on any earlier date, as defined.

During fiscal 2002 and 2001, the Board of Directors granted to various employees, pursuant to the 2000 plan, an aggregate of 82,400 and 1,442,500 options (net of 2,222,452 and 428,500 options that were issued and cancelled during fiscal 2002 and 2001), respectively, at exercise prices ranging from $0.01 to $4.000 (based on the closing bid prices of the Company's common stock on the dates of each grant). The options vest at various rates through December 2003 and are exercisable through January 2012.

From time to time, the Company grants non-plan stock options pursuant to various agreements and other compensating agreements to employees and third parties.

The Company recorded no expenses in fiscal 2002 and $316,598 of expense in fiscal 2001 related to stock options. Following is a status of the stock options outstanding at August 31, 2002 and 2001 and the changes during the years then ended:

                                              2002                      2001
                                      -----------------------  ----------------------
                                                    Weighted                 Weighted
                                                    Average                  Average
                                                    Exercise                 Exercise
                                        Options      Price       Options      Price
                                      ------------  ---------  ------------  --------
Outstanding, beginning of year          2,773,440     $2.90      4,909,460     $3.71
     Granted                            2,304,852      0.11      1,871,000      0.90
     Exercised                            (15,000)     0.12             --        --
     Expired/forfeited                 (4,300,892)     1.68     (4,007,020)     3.42
                                      ------------  ---------  ------------  --------
Outstanding, end of year                  762,400     $1.30      2,773,440     $2.90
                                      ============  =========  ============  ========
Exercisable, end of year                  620,733     $1.31      1,921,595     $3.47
                                      ============  =========  ============  ========
Weighted average fair value
  of options granted                                  $0.03                    $0.16
                                                    =========                ========

The following summarizes information about stock options outstanding at August 31, 2002:

                                Options Outstanding            Options Exercisable
                     --------------------------------------   ----------------------
                                       Weighted
                                       Average
                                      Remaining    Weighted                 Weighted
    Range of           Number of     Contractual   Average     Number of    Average
    Exercise            Shares          Life       Exercise     Shares      Exercise
     Prices           Outstanding      (Years)      Price     Exercisable    Price
------------------   -------------   -----------   --------   -----------   --------
   $0.01 - 0.38         432,400           8.9      $  0.16      332,400     $  0.12
   $1.30 - 8.00         330,000           7.9         2.80      288,333        2.31
                     -------------                 --------   -----------   --------
                        762,400                    $  1.30      620,733     $  1.31
                     =============                 ========   ===========   ========

                                  MYRIENT, INC.

                   Notes to Consolidated Financial Statements

                       For The Year Ended August 31, 2002


NOTE 7 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

The fair value of each option granted during 2002 and 2001 to consultants and outside service providers is estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 179 percent and 168 percent, respectively,
(iii) weighted average risk free interest rate of approximately 4.18 percent and
6.27 percent, respectively, and (iv) average expected life of 5 years.

Had compensation costs for the Company's 2002 and 2001 options granted to employees been determined consistent with SFAS 123, the Company's net loss and net loss per share for the years ended August 31, 2002 and 2001 would approximate the pro forma amounts below:

                                          2002                           2001
                              -----------------------------   -----------------------------
                               As Reported      Pro forma      As Reported      Pro forma
                              -------------   -------------   -------------   -------------
Net loss                      $ (7,301,521)   $ (7,508,968)   $ (8,152,247)   $ (8,907,172)
                              =============   =============   =============   =============
Basic and diluted loss per
  common share                $      (0.14)   $      (0.14)   $      (0.22)   $      (0.24)
                              =============   =============   =============   =============

Stock Warrants
--------------

From time to time, the Company issues warrants pursuant to various consulting and financing/investing agreements. During fiscal 2002 and 2001, no warrants were issued.

The following represents a summary of the warrants (including the warrants discussed in the preferred stock section above) outstanding for the years ended August 31, 2002 and 2001:

                                             August 31, 2002        August 31, 2001
                                         ----------------------  ----------------------
                                                       Weighted                Weighted
                                                       Average                 Average
                                                       Exercise                Exercise
                                           Warrants     Price     Warrants       Price
                                         ------------  --------  -----------   --------
Outstanding, beginning of year             1,248,163    $ 4.91    1,394,804     $ 4.99
      Granted                                     --        --           --         --
      Exercised                                   --        --           --         --
      Expired/Forfeited                      (15,686)     6.38     (146,641)      5.77
                                         ------------  --------  -----------   --------
Outstanding, end of year                   1,232,477    $ 4.88    1,248,163     $ 4.91
                                         ============  ========  ===========   ========
Exercisable, end of year                   1,232,477    $ 4.88    1,248,163     $ 4.91
                                         ============  ========  ===========   ========
Weighted average fair value of
  warrants granted                                          --                      --
                                                        =======                 =======

The following summaries information about warrants outstanding at August 31, 2002:

                               Warrants Outstanding            Warrants Exercisable
                     --------------------------------------   ----------------------
                                       Weighted
                                       Average
                                      Remaining    Weighted                 Weighted
    Range of           Number of     Contractual   Average     Number of    Average
    Exercise            Shares          Life       Exercise     Shares      Exercise
     Prices           Outstanding      (Years)      Price     Exercisable    Price
------------------   -------------   -----------   --------   -----------   --------
   $1.37 - 3.84         406,923         2.1        $  3.62       406,923     $  3.62
   $4.01 - 6.00         650,523         1.8           4.50       650,523        4.50
   $6.63 - 14.63        175,031         5.5           9.23       175,031        9.23
                     -------------                 --------   -----------   --------
                      1,232,477                    $  4.88     1,232,477     $  4.88
                     =============                 ========   ===========   ========

                                  MYRIENT, INC.

                   Notes to Consolidated Financial Statements

                       For The Year Ended August 31, 2002


NOTE 8 - SETTLEMENT EXPENSES
----------------------------

The Company has entered into settlement agreements with and received judgments from vendors during fiscal 2002 for activities that occurred prior to fiscal 2002. Increases to previously accrued amounts recorded as a result of these settlements and judgments are recorded in operating expenses in the accompanying statement of operations under settlement expenses, as follows:

Judgment from a vendor (see Note 4).                               $  1,398,446

Settlement agreement with a leasing company (see Note 4).               642,300

Various other settlements and judgments with various vendors.         1,007,446
                                                                   -------------
                                                                   $  3,048,192
                                                                   =============

NOTE 9 - OTHER INCOME
---------------------

During the year ended August 31, 2002, the Company generated one-time revenue of $475,000 from the sale of certain digital subscriber line ("DSL") accounts to a third-party supplier (which provides DSL communication access), which is included in other income. Pursuant to an agreement, the Company offset certain accounts payable owed to the third party with this revenue amount.

NOTE 10 - GAIN ON SETTLEMENT OF DEBT AND OTHER OBLIGATIONS
----------------------------------------------------------

The Company entered into settlement agreements with certain of its vendors for amounts less than what was originally owed. As a result, the Company has recorded gains on the settlement of debt and other obligations during the year ended August 31, 2002. These gains are included in the accompanying statement of operations as other income as follows:

Gain on the settlement of an accounts payable balance based on
the amount claimed in court filings submitted by the vendor.        $ 1,353,370

Gain on the cancellation of account payable balance by a vendor
as part of settlement.                                                1,019,550

Gain on the settlement of an account payable amount on the
conversion of the balance to a note payable with the vendor.            452,819

Additional amounts settled by the Company less than what was
originally owed.                                                        140,022
                                                                    ------------
                                                                    $ 2,965,761
                                                                    ============

NOTE 11 - RELATED-PARTY TRANSACTIONS
------------------------------------

In August 2001, the Company reached a settlement with the former Chairman and CEO. Pursuant to the settlement, the former Chairman and CEO foreclosed on the 5,000,000 shares of common stock held by the President as payment in full on his note. In addition, the Company issued an additional 370,000 shares to the former Chairman and CEO for other negotiated items. As a result, the promissory note in the amount of $1,940,979 (including accrued interest of $216,028) was eliminated from the Company's books. Upon the conclusion of the settlement, the Company issued 5,000,000 restricted shares of common stock to the current President to restore his holdings. The Company recorded a reduction of the note payable and the accrued interest against the issuance of the 5,000,000 shares of common stock issued to the President with no impact to the statement of operations, as the transactions was with a majority shareholder. The Company valued the additional 370,000 shares of common stock at $51,800 (based on the closing bid price on the date of settlement) and expensed this amount under general and administrative expenses in the accompanying statement of operations for the year ended August 31, 2001.

Additionally, the settlement calls for an ongoing sale restriction on the shares issued to the former Chairman and CEO.

During fiscal 2001, the Company issued 2,000,000 shares of common stock to the former Vice-Chairman and CEO valued at $270,000 (based on the closing bid price of the Company's common stock on the date of grant) as compensation. The shares were to vest over a one-year period. Subsequent to the issuance, the CEO resigned in which the Company and the then CEO agreed to cancel 1,000,000 of the original shares issued, resulting in the Company recognizing compensation expense of $135,000 in the accompanying statement of operations for the year ended August 31, 2001.

                                  MYRIENT, INC.

                   Notes to Consolidated Financial Statements

                       For The Year Ended August 31, 2002


NOTE 11 - RELATED-PARTY TRANSACTIONS, continued
-----------------------------------------------

In March 2002 a director agreed to convert $100,000 of the principal balance of a note payable into 904,977 shares of the Company's restricted common stock (based on the fair market value of the stock on the date of conversion).

During the year ended August 31, 2002, the current CEO of the Company loaned the Company $597,905. These loans are due on demand, and are non-interest bearing. During fiscal 2002, the President of the Company converted $565,084 of the principal balance of this loan into 10,342,943 shares of common stock (based on the fair market value of the stock on the date of conversion).

During the year ended August 31, 2002, certain other related parties converted $323,150 of principal and $29,957 of interest into 4,154,202 shares of the Company's restricted common stock (based on the fair market value of the stock on the date of conversion).

During the year ended August 31, 2002, the Company transferred equipment with a net book value of $14,910 to the current CEO of the Company in exchange for debt in the amount of $14,910. As the amount of debt was equal to the net book value of the assets transferred, no gain or loss was recognized.

As of August 31, 2002, the Company had $96,238 of demand loans payable to relatives of the current CEO. These loans are unsecured and non-interest bearing.

NOTE 12 - EARNINGS PER SHARE
----------------------------

Basic and diluted loss per common share is computed as follows:

                                                                            2002             2001
                                                                        -------------    -------------
Numerator for basic and diluted loss per common share:
         Net loss                                                       $ (7,301,521)    $ (8,152,147)
         Preferred dividends                                                      --         (106,459)
                                                                        -------------    -------------
              Net loss available to common stockholders                 $ (7,301,521)    $ (8,258,706)
                                                                        =============    =============
Denominator for basic and diluted loss per common share:
         Weighted average common shares outstanding                       52,814,597       37,793,222
                                                                        =============    =============
              Net loss per common share available to
                common stockholders                                     $      (0.14)    $      (0.22)
                                                                        =============    =============

NOTE 13 - SUBSEQUENT EVENTS
---------------------------

Subsequent to August 31, 2002, the Company has entered into settlement agreements with many of its creditors that include mutual releases to avoid further litigation expense. These settlements have been stipulated to a minor fraction of the original claim. With some exceptions, the settlements generally call for no payments during the first year, relatively low quarterly payments starting the second year which increase through the fifth year, and with accrued interest to be paid in the final year. These creditors' claims totalled $1,831,000 and have been settled for $271,000.

Subsequent to August 31, 2002, the Company issued 1,469,389 shares of common stock, valued at $26,688 (based on the closing price of the Company's common stock on the date of grant) to employees in lieu of net pay and employee bonuses.

Subsequent to August 31, 2002, the Company sold to an employee 1,000,000 shares of common stock at a 15% discount from the closing price at the date of the transaction in exchange for a subscription receivable in the amount of $30,000.