Form 10QSB
period 2002-11-30
MYRIENT INC
filed 2003-03-03
CIK 949113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

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

As of February 19, 2003 the number of shares of common stock outstanding was 73,264,608

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                         Myrient, Inc.
                                   Consolidated Balance Sheet
                                      November 30, 2002
                                         (Unaudited)

ASSETS

Current assets:
     Accounts receivable, net of allowance for doubtful accounts of
       approximately $112,025                                                  $       95,773
                                                                                 -------------
         Total current assets                                                          95,773

Property and equipment, net of accumulated depreciation of $238,122                    46,518
Deposits and other assets                                                              15,996
                                                                                 -------------

         Total assets                                                            $    158,287
                                                                                 =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                                    $  4,263,119
     Line of credit borrowings                                                        500,000
     Current portion of notes payable                                               6,763,058
     Convertible note payable                                                         875,000
     Accrued payroll and related liabilities                                        1,613,753
     Accrued interest payable                                                       1,413,747
     Current portion of capital lease obligations                                     116,929
                                                                                 -------------
         Total current liabilities                                                 15,545,606

Related party loans and notes payable                                               6,169,297
                                                                                 -------------

         Total liabilities                                                         21,714,903
                                                                                 -------------

Stockholders' deficit:
     Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares
       issued and outstanding                                                              --
     Common stock, $0.01 par value; 75,000,000 shares authorized, 69,324,237
       shares issued and outstanding                                                   69,323
     Additional paid-in capital                                                    18,557,502
     Subscription Receivable                                                          (30,000)
     Accumulated deficit                                                          (40,153,441)
                                                                                 -------------
         Total stockholders' deficit                                              (21,556,617)
                                                                                 -------------

         Total liabilities and stockholders' deficit                             $    158,287
                                                                                 =============

                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                               1


                                       Myrient, Inc.
                           Consolidated Statements of Operations
                                        (Unaudited)

                                                            Three Months Ended November 30,
                                                                 2002             2001
                                                             -------------   -------------
Net sales                                                    $    163,626   $   2,404,165

Cost of sales                                                      75,553       1,588,642
                                                             -------------   -------------

         Gross profit                                              88,073         815,523
                                                             -------------   -------------

Operating expenses:
     General and administrative                                   292,175       1,299,019
     Selling                                                        2,015         390,160
     Research and development                                          --         246,418
                                                             -------------   -------------

         Total operating expenses                                 294,190       1,935,597
                                                             -------------   -------------

Operating loss                                                   (206,117)     (1,120,074)

Other income (expense):
     Gain on the disposition of equipment                          92,000
     Gain on settlement of debt and other obligations           1,560,529         360,000
     Interest expense, net                                       (365,817)       (358,651)
                                                             -------------   -------------

         Total other income (expense)                           1,286,712           1,349
                                                             -------------   -------------

Net Income (loss)                                               1,080,595      (1,118,725)
                                                             =============   =============

Net Income available to common stockholder per common share:
     Income                                                    $     0.01    $      (0.02)
                                                             -------------   -------------

     Basic and diluted                                       $       0.01    $      (0.02)
                                                             =============   =============

     Basic and diluted weighted average shares outstanding     68,089,543      45,022,334
                                                             =============   =============

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                             2


                                         Myrient, Inc.
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                Three Months Ended November 30,
                                                                  ---------------------------
                                                                     2002           2001
                                                                  ------------   ------------
Cash flows from operating activities:
     Net profit (loss)                                            $ 1,080,595   $(1,118,725)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:

         Bad debt expense                                             (26,106)        60,000
         Depreciation                                                   4,672        259,158
         Vesting of previously issued options and warrants                 --         12,027
         Estimated fair market value of stock, options and
           warrants issued for salaries and services, net              26,688         42,311
         Changes in operating assets and liabilities:
              Accounts receivable                                     (58,172)      (110,179)
              Other assets                                            (15,596)       (29,706)
              Accounts payable and accrued liabilities             (1,454,002)       978,088
              Accrued payroll and related liabilities                  35,679        (29,936)
              Accrued interest payable                                365,627        272,361
                                                                  ------------   ------------

     Net cash provided by (used in) operating activities              (40,615)      335,399
                                                                  ------------   ------------

Cash flows from investing activities:
     Purchases of property and equipment                               13,172       (141,743)
     Capitalized computer software development cost                        --       (119,630)
                                                                  ------------   ------------

     Net cash used in investing activities                             13,172      (261,373)
                                                                  ------------   ------------

Cash flows from financing activities:
     Principal repayments on notes payable                                 --       (125,000)
     Principal repayment on convertible note payable                       --        (75,000)
     Principal repayment on related party notes payable               (69,979)       (21,139)
     Repayment on capitalized leased obligations                           --        (22,691)
     Proceeds from related party notes payable                         97,422
                                                                  ------------   ------------

     Net cash provided by financing activities                         27,443       (243,830)
                                                                  ------------   ------------

Net change in                                                              --       (169,804)

Cash at beginning of period                                                --        183,498
                                                                  ------------   ------------

Cash at end of period                                             $        --    $    13,694
                                                                  ============   ============

                                              3


                                        Myrient, Inc.
                      Consolidated Statements of Cash Flows - Continued
                                         (Unaudited)

                                                               Three Months Ended November 30,
                                                                ---------------------------
                                                                   2002             2001
                                                                -----------     -----------

Supplemental cash flow disclosures:
     Cash paid during the period for interest                   $       --      $   86,290
                                                                ===========     ===========
     Cash paid during the period for income taxes               $       --      $    --
                                                                ===========     ===========


Supplemental disclosure of non-cash investing and financing activities:
         See footnotes for non-cash investing and financing activities during the three months ended November 30, 2002.

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

     Operating results for the quarter ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending August 31, 2003. Our auditors have not reviewed the November 30, 2002 financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2002.

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

     The Company has been developing certain computer software projects since the third quarter of the fiscal year 2001 and incurred research and development cost in the prior year. The adoption of SOP 98-1 in the prior year did not have a material impact on the Company's results of operations, financial position or cash flows for the year. The Company did not incur research & development costs during the quarter ended November 30, 2002.

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

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

3. IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At November 30, 2002, management determined that none of the Company's remaining long-lived asset were subject to impairment.

4. LOSS PER SHARE

     The Company has adopted Statement of Accounting of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share." Under SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Stock options and warrants outstanding on November 30, 2002 and 2001 are not considered common stock equivalents, as the affect on net loss per share would be anti-dilutive.

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

8. INCOME TAXES

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

9. STOCK-BASED COMPENSATION

     The Company accounts for non-employee stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock- Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees". Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

     On April 30, 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64,Amendment of FASB Statement No. 13, and Technical Corrections." FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145 as of the beginning of the previous fiscal year, and accordingly, reflected all gains on debt extinguishments during the fiscal year (totaling $1,560,529) as other income instead of extraordinary in the accompanying statements of operations.

11. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of November 30, 2002, the Company has negative working capital of approximately $15,449,833, is in default on substantially all notes payable, and has a stockholders' deficit of approximately $21,556,617.

     The Company hopes to continue to increase revenues from additional revenue sources and increase margins as a result of amending its contracts with vendors and other cost cutting measures. In the absence of significant revenues and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending August 31, 2003. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. 7

     These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

12. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

     In the first quarter ended November 30, 2002, the Company sold to an employee 1,000,000 shares of common stock at a 15% discount from the closing price at the date of the transaction in exchange for a subscription receivable in the amount of $30,000.

     In the first quarter ended November 30, 2002, the Company issued 1,469,389 shares of common stock, valued at $26,688 (based on the closing price of the Company's common stock on the date of grant) to employees in lieu of net pay and employee bonuses.

     During the year ended August 31, 2002, the Company issued a total of 15,402,122 shares of the common stock valued at $1,018,191 (based on the closing bid price of the Company's common stock on the date of issuance) for conversion of $988,235 of related party debt and $29,957 of related accrued interest.

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

12. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL, CONTINUED


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

13. NOTES PAYABLE

Notes payable consists of the following as of November 30, 2002:

Unsecured note payable to a vendor pursuant to the terms of an agreement to convert a trade account payable into a note
payable. The note requires various monthly payments of
principal and interest beginning in April 2002 and a balloon payment in December 2009, bears interest at 12% per annum, and contains prepayment incentives that provide the Company with potential debt forgiveness in future years if certain payments are made. The Company did not make any of the scheduled
payments, and therefore the entire amount of this note has
been presented as current debt. The Company is negotiating
with the vendor to restructure this debt.                           $ 5,500,000

Unsecured note payable to a vendor per the terms of a
settlement agreement, which converted an accounts payable
balance into a note payable during fiscal year 2002. This note requires various quarterly payments of principal beginning in
August 2004 with the final payment due in August 2007.
Interest will be accrued on the outstanding balance at a rate of 6% per annum, but will be paid quarterly after the
principal payments have been completed.                               2,000,000

Unsecured note payable to a vendor pursuant to the terms of a judgment entered against the Company. This note has no
stipulated payment terms, and accrues interest on the
outstanding balance at a rate of 10% per annum. The Company is currently negotiating the terms of this note with the vendor.
Due to uncertainties regarding the timing of the payment
obligations, the entire amount of this note has been presented
as current debt.                                                      1,398,446

Secured convertible note payable to a financial institution.
Secured by substantially all assets of the Company. This note bears interest at the prime rate (4.75% at August 31, 2002)
plus 2%, and was due May 30, 2002. This note is convertible
into shares of the Company's common stock at a conversion
price equal to the lesser of the share price on the date of
agreement or at a 30% discount of the share price as of the
date of conversion. The note calls for various monthly
payments of principal and interest with a balloon payment due in May 2002. The Company did not make the required monthly
payments or the balloon payment, and therefore the entire
amount of this note has been presented as current debt.                 875,000

Unsecured advances from the Company's former Vice-Chairman and
CEO. These advances were later evidenced by certain demand
notes upon which the Company has not made any payments. The
Company has retained outside legal counsel and consultants to investigate the substance and propriety of all dealings
between the Company and the former Vice-Chairman and CEO.
These advances are due on demand and bear no interest.
Accordingly, the entire amount of this note has been presented
as current debt.                                                        847,017

Unsecured note payable to Mesora Investments LLC ("Mesora") a shareholder. This note is secured by certain shares of common stock repurchased by the Company and is personally guaranteed by the Company's former CEO. This note bears interest at 12%
per annum, provides for payment of principal and interest by
May 2001. The Company has not made the required payments under this note, and a judgment has been entered in favor of Mesora against the Company and the former CEO for the entire amount
of the debt plus interest and collection costs.                         700,000

Unsecured note payable to a leasing company in settlement of certain operating lease obligations during fiscal year 2002.
This note was originally non- interest bearing with payments totaling $610,000, and payments ranging from $10,000 to
$40,000 beginning in June 2002. During fiscal 2002, the
Company did not make the required payments. Accordingly, the interest rate increased to 18% per annum, per the terms of the agreement. As a result of the default the entire amount of
this note has been presented as current debt.                           609,000

Secured note payable to a financial institution with various monthly principal payments and a balloon payment due in May
2002. This line is secured by substantially all assets of the
Company. This note bears interest as 10% per annum. The
Company failed to make the required monthly payments due under this note, and has therefore presented the entire amount as
current debt. The Company is negotiating with this financial
institution to restructure this debt.                                   523,734

Secured line of credit with a financial institution bearing
interest at 10% per annum. This line was agreed to be secured by 1,000,000 shares of the Company common stock owned by the current CEO. This line was due in September 2001, and no
further draws are available to the Company. Based on current ongoing investigations surrounding this arrangement, the
Company has retained outside counsel and consultants to
investigate the substance and propriety of all financial
dealings between the Company and the issuer of this line of
credit and all persons and entities affiliated with it. Due to the fact that the line is fully matured, and no further
advances are available, the Company has presented the entire
amount of this debt in the current portion of notes payable.            500,000

Other various unsecured notes payable to individuals and
vendors (from judgments or settlement agreements) with various monthly principal payments through 2007 and interest at rates ranging from 6% to 19% per annum. Substantially all of these notes are currently in default due to non-payment. In prior
fiscal years, some of these individuals were considered
related parties, but due to the fact they have either sold
their interests in the Company or have obtained judgments
against the Company these have now been presented as part of notes payable. The Company is negotiating with certain of
these noteholders to restructure its debts.                           1,314,834
                                                                    ------------
                                                                     14,268,031

Less current portion                                                (12,118,031)
                                                                    ------------
                                                                    $ 2,150,000
                                                                    ============


14. OTHER INCOME

     During the three months ended November 30, 2002, the Company generated one-time revenue of $1,652,529 from the disposition of equipment in lieu of accounts payable and the settlement of certain debt obligation and conversion to long term debt.

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements


15. RELATED PARTY TRANSACTIONS

     There were no related party transactions during the three months ended November 30, 2002



16. SUBSEQUENT EVENTS

     During the 2nd fiscal quarter 2003, the Company entered into short-term loan agreements with several individuals for a total of $47,000. These notes have a term of between 6 and 12 months bear simple interest at the rate of 11%.

     During the 2nd fiscal quarter 2003, the company issued 2,666,666 shares of rule 144 restricted common stock to a consulting firm in lieu of cash payment of $40,000 (based on the fair market value of the stock on the date of grant).

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

The Company's auditors have not reviewed its November 30, 2002 financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED November 30, 2002 AND 2001

NET SALES

     Net Sales totaled approximately $163,626 for the three months ended November 30, 2002, a $2,240,539 decrease over revenue of $2,404,165 for the three months ended November 30, 2001. The decrease in revenues is primarily due to the Company divesting itself of all of its digital subscriber lines ("DSL").

COST OF SALES

     Cost of sales for the three months ended November 30, 2002 was $75,553, a decrease of $1,513,089 from $1,588,642 for the three months ended November 30, 2001. The Company's Internet access costs significantly decreased reflecting the decrease in revenues generated from Broadband Internet Access and associated infrastructure during the three months ended November 30, 2002 as compared to the corresponding period of 2001.

GROSS PROFIT

     Gross profit decreased $727,450 to $88,073 for the three months ended November 30, 2002 from $815,523 for the three months ended November 30, 2001 and the profit margin increased 19% to 53% for the three months ended November 30, 2002 from 34% for the three months ended November 30, 2001. The decrease in gross profit and the increase in gross profit margin resulted from a significant decrease in revenues generated from the lower margin services (Broadband Internet Access delivered over DSL) and an increase in revenues generated from the higher margin services (managed services including Real Private Networking, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Managed Virtual Private Networking and Professional Services).

SELLING EXPENSE

     Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was $2,015 for the three months ended November 30, 2002 and $390,160 for the three months ended November 30, 2001, which represents a $388,145 decrease. The decrease is primarily attributable to the Company's desire to focus its available working capital on the reorganization of operations.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was $292,175 for the three months November 30, 2002 and $1,299,019 for the three months ended November 30, 2001, which represents a $1,006,844 decrease primarily due to reorganization of operations, the reduction of personnel and the related expenses.

INTEREST EXPENSE

     Interest expense was $365,817 for the three months ended November 30, 2002 and $358,651 for the three months ended November 30, 2001. The increase in interest expense resulted from the higher average interest-bearing borrowing balance during the three months ended November 30, 2002 as compared to the corresponding period in 2001. The higher average borrowing balance is primarily related to the conversion of accounts payable to notes payable pursuant to negotiated settlements with certain creditors.

GAIN ON EXTINGUISHMENT OF DEBT AND OTHER OBLIGATIONS

     During the quarter ending November 30, 2002 the Company recognized a gain of $1,560,529 on the settlement of accounts payable balances with vendors.

OTHER INCOME

           The Company generated one-time revenue of $92,000 from the sale of certain hardware assets for the quarter ending November 30, 2002. No such revenue
was generated in the corresponding period in 2001.

NET INCOME

     As a result of the above factors, the Company incurred a net income for the three-month period ended November 30, 2002 of $1,080,595 or $0.01 per share compared to a loss of $1,118,725 or $0.02 per share for the three months ended November 30, 2001.

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

     Cash balance was $0 on November 30, 2002 and $0 on August 31, 2002.

     To date, the Company has satisfied its cash requirements primarily through related party debt, equity and capitalized lease financings. The Company's principal uses of cash is to fund working capital requirements.

     The Company expects to be successful in its ongoing effort to substantially reduce its debt through aggressive negotiations with its creditors. The Company has been successful with most creditors that it has negotiated with thus far and expects to continue this trend.

     The Company's independent certified public accountants have stated in their report in the Company's Form 10-KSB for the year ended August 31, 2002, that the Company had incurred operating losses in the last two years, had a working capital deficit (including a significant accrued payroll taxes due to under payment of payroll taxes), a significant long-term borrowing balance and a significant stockholders' deficit. The Company's working capital deficit increased $2,411,266 to $15,449,833 on November 30, 2002 from $13,038,567 on
November 30, 2001 and the stockholders' deficit decreased $1,076,616 to $21,556,617 on November 30, 2002 from $22,633,233 on August 31, 2002. These financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company auditors have not reviewed its November 30, 2002 financial statements.

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

     Several of the Company's creditors have obtained judgments against the Company totaling approximately $3,100,000. Said liabilities have been recorded in accounts or notes payable in the accompanying balance sheet. Several other such matters are pending. The Company has estimated the amounts due under these pending matters in accounts payable.

     Additionally, the Company has entered into settlement agreements with many of its creditors that include mutual releases to avoid further litigation expense. These settlements have been stipulated by a significant fraction of the original claim, resulting in a gain being recorded on the Company's books for the year ended August 31, 2002. With some exceptions, the settlements generally call for no payments during the first year, relatively low quarterly payments starting the second year which increase through the fifth year, and with accrued interest to be paid in the final year.

     In the first quarter ended November 30, 2002, the Company entered into settlement agreements with many of its creditors that include mutual releases to avoid further litigation expense. These creditors' claims totaled $1,831,000 and have been settled for $271,000 generally with terms similar to those described above.

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


Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

     In the first quarter ended November 30, 2002, the Company sold to an employee 1,000,000 shares of common stock at a 15% discount from the closing price at the date of the transaction in exchange for a subscription receivable in the amount of $30,000.

     In the first quarter ended November 30, 2002, the Company issued 1,469,389 shares of common stock, valued at $26,688 (based on the closing price of the Company's common stock on the date of grant) to employees in lieu of net pay and employee bonuses.

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           None.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None.

Item 5.    Other Information
           -----------------

           None

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

                                          Myrient, Inc.

Date: February 25, 2003
                                          by: /s/ BRYAN L. TURBOW
                                          -------------------------------------
                                          Bryan L. Turbow
                                          Director and President/CTO




  CERTIFICATION OF PRINCIPAL FINANCIAL AND EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Bryan L. Turbow, certify that:

     1) I have reviewed this quarterly report on Form 10-QSB of Myrient, Inc..

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

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

     6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003                   /s/ Bryan L. Turbow
                                          ----------------------------------
                                          Bryan L. Turbow
                                          Director and President/CTO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Myrient, Inc. (the "Company") on Form 10-QSB for the quarter ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan L. Turbow, herby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 25, 2003            /s/ Bryan L. Turbow
                                   -------------------------------
                                   Bryan L. Turbow
                                   Director and President/CTO