Form 10QSB
period 2003-02-28
MYRIENT INC
filed 2003-05-30
CIK 949113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003.

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

As of May 27, 2003 the number of shares of common stock outstanding was 78,519,696.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                  Myrient, Inc.
                           Consolidated Balance Sheet
                                February 28, 2003
                                   (Unaudited)

ASSETS

Current assets:
     Cash                                                                      970
     Accounts receivable, net of allowance for doubtful accounts of
       approximately $105,899                                         $      8,954
                                                                      -------------
         Total current assets                                                8,954

Property and equipment, net of accumulated depreciation of $242,793         41,846
Deposits and other assets                                                   16,036
                                                                      -------------

         Total assets                                                 $     67,806
                                                                      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                         $  3,927,451
     Line of credit borrowings                                             500,000
     Current portion of notes payable                                    6,723,735
     Convertible note payable                                              875,000
     Accrued payroll and related liabilities                             1,658,827
     Accrued interest payable                                            1,756,227
     Current portion of capital lease obligations                          116,929
                                                                      -------------
         Total current liabilities                                      15,558,169

Related party loans and notes payable                                    6,135,964
                                                                      -------------

         Total liabilities                                              21,694,133
                                                                      -------------

Stockholders' deficit:
     Preferred stock, $0.01 par value; 10,000,000 shares
       authorized, no shares issued and outstanding                             --
     Common stock, $0.01 par value; 75,000,000 shares authorized,
       71,990,904 shares issued and outstanding                             71,990
     Additional paid-in capital                                         18,594,836
     Subscription Receivable                                               (30,000)
     Accumulated deficit                                               (40,330,959)
                                                                      -------------
         Total stockholders' deficit                                   (21,626,326)
                                                                      -------------

         Total liabilities and stockholders' deficit                  $     67,806
                                                                      =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                        1


                                       Myrient, Inc.
                           Consolidated Statements of Operations
                                        (Unaudited)

                                                               Six Months Ended February 28,
                                                                   2003             2002
                                                               -------------   -------------
Net sales                                                      $    305,418    $  4,987,322

Cost of sales                                                       113,467       2,554,275
                                                               -------------   -------------

         Gross profit                                               191,951       2,433,047
                                                               -------------   -------------

Operating expenses:
     General and administrative                                     647,169       2,659,527
     Selling                                                          1,943         779,810
     Settlement Expense                                                             502,496
     Research and development                                            --         452,442
                                                               -------------   -------------

         Total operating expenses                                   649,112       4,394,275
                                                               -------------   -------------

Operating loss                                                     (457,161)     (1,961,228)

Other income (expense):
     Gain on outstanding collections and adjustments                 35,742         475,000
     Gain on settlement of debt and other obligations             1,978,502       1,019,550
     Gain on sale of assets                                          92,000              --
     Loss on disposal of fixed assets                                    --        (159,333)
     Interest expense, net                                         (708,297)       (622,520)
                                                               -------------   -------------

         Total other income (expense)                             1,397,947         712,697
                                                               ------------    ------------

Net Income (loss)                                                   940,787      (1,248,531)
                                                               =============   =============

Net Income available to common stockholder per common share:
     Income                                                    $      (0.00)   $      (0.03)
                                                               -------------   -------------

     Basic and diluted                                         $      (0.00)   $      (0.03)
                                                               =============   =============

     Basic and diluted weighted average shares outstanding       71,863,359      46,594,459
                                                               =============   =============

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                             2


                                       Myrient, Inc.
                           Consolidated Statements of Operations
                                        (Unaudited)

                                                             Three Months Ended February 28,
                                                                 2003             2002
                                                               -------------   -------------
Net sales                                                      $    141,792    $  2,583,156

Cost of sales                                                        37,913         965,632
                                                               -------------   -------------

         Gross profit                                               103,879       1,617,524
                                                               -------------   -------------

Operating expenses:
     General and administrative                                     353,963       1,360,505
     Selling                                                            959         389,651
     Settlement Expense                                                             502,496
     Research and development                                            --         206,024
                                                               -------------   -------------

         Total operating expenses                                   354,922       2,458,676
                                                               -------------   -------------

Operating loss                                                     (251,043)       (841,152)

Other income (expense):
     Gain on outstanding collections and adjustments                 35,742         115,000
     Gain on settlement of debt and other obligations               417,973       1,019,550
     Loss on disposal of fixed assets                                    --        (159,333)
     Interest expense, net                                         (342,480)       (263,869)
                                                               -------------   -------------

         Total other income (expense)                               111,235         711,348
                                                               -------------   -------------

Net Income (loss)                                                  (139,808)       (129,804)
                                                               =============   =============

Net Income available to common stockholder per common share:
     Income                                                    $      (0.00)   $      (0.02)
                                                               -------------   -------------

     Basic and diluted                                         $      (0.00)   $      (0.02)
                                                               =============   =============

     Basic and diluted weighted average shares outstanding       70,347,259      48,197,422
                                                               =============   =============

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.



                                  Myrient, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Six Months Ended February 28,
                                                                 ---------------------------
                                                                     2003           2002
                                                                 ------------   ------------
Cash flows from operating activities:
     Net profit (loss)                                           $   940,787    $(1,248,531)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Gain on extinguishment of debt and other income                  --     (1,109,550)
         Bad debt expense                                             (6,126)       355,511
         Depreciation                                                  9,343        514,714
         Vesting of previously issued options and warrants                --         12,027
         Estimated fair market value of stock, options and
           warrants issued for salaries and services, net            122,450        176,256
         Loss on disposal of fixed assets                                 --        159,333
         Non-cash portion of cost of sales                                --         64,505
         Non-cash portion of settlement expense                           --        469,196
         Changes in operating assets and liabilities:
              Accounts receivable                                     34,635     (1,410,354)
              Other assets                                           (15,596)       (25,414)
              Accounts payable and accrued liabilities            (1,915,546)     1,517,871
              Accrued payroll and related liabilities                 53,999        (21,921)
              Accrued interest payable                               708,107        519,892
                                                                 ------------   ------------

     Net cash provided by (used in) operating activities             (67,947)        65,535
                                                                 ------------   ------------

Cash flows from investing activities:
     Purchases of property and equipment                               8,500       (151,170)
     Capitalized computer software development cost                       --       (203,976)
                                                                 ------------   ------------

     Net cash used in investing activities                             8,500       (355,146)
                                                                 ------------   ------------

Cash flows from financing activities:
     Principal repayments on notes payable                                --        (50,000)
     Principal repayment on related party notes payable                8,341        (24,639)
     Repayment on capitalized leased obligations                          --        (46,719)
     Proceeds from short term loans                                   47,000             --
     Proceeds from related party notes payable                         5,076        250,000
     Proceeds from sale of common stock and options                       --         26,800
                                                                 ------------   ------------

     Net cash provided by financing activities                        60,417        155,442
                                                                 ------------   ------------

Net change in  cash                                                      970       (136,169)

Cash at beginning of period                                               --        183,498
                                                                 ------------   ------------

Cash at end of period                                            $       970    $    47,329
                                                                 ============   ============

                                        3


                                  Myrient, Inc.
                      Consolidated Statements of Cash Flows - Continued
                                   (Unaudited)

                                                                Six Months Ended February 28,
                                                                 ---------------------------
                                                                    2003             2002
                                                                 ------------   ------------

Supplemental cash flow disclosures:
     Cash paid during the period for interest                    $        --    $   102,700
                                                                 ============   ============
     Cash paid during the period for income taxes                $        --    $        --
                                                                 ============   ============


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

     Operating results for the quarter ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ending August 31, 2003. Our auditors have not reviewed the February 28, 2003 financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2002.

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

     The Company has been developing certain computer software projects since the third quarter of the fiscal year 2001 and incurred research and development cost in the prior year. The adoption of SOP 98-1 in the prior year did not have a material impact on the Company's results of operations, financial position or cash flows for the year. The Company did not incur research & development costs during the quarter ended February 28, 2003.

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

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

3. IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At February 28, 2003, management determined that none of the Company's remaining long-lived asset were subject to impairment.

4. LOSS PER SHARE

     The Company has adopted Statement of Accounting of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share." Under SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Stock options and warrants outstanding on February 28, 2003 and 2002 are not considered common stock equivalents, as the affect on net loss per share would be anti-dilutive.

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

     On April 30, 2002, the FASB issued Statement 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145 as of the beginning of the previous fiscal year, and accordingly, reflected all gains on debt extinguishments during the fiscal year (totaling $2,014,244) as other income instead of extraordinary in the accompanying statements of operations.

11. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of February 28, 2003, the Company has negative working capital of approximately $15,558,169, is in default on substantially all notes payable, and has a stockholders' deficit of approximately $21,626,326.

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

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

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

12. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

     In the second quarter ended February 28, 2003 the Company issued 2,666,667 shares of common stock to a consultant valued at $40,000 (based on the closing price of the Company's common stock on the date of grant) which was recorded as consulting expense.

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

     During the year ended August 31, 2002, the Company cancelled and returned to the Company's treasury 500,000 shares of common stock previously issued to Seven Keys Development Trust ("Seven Keys"), of which Robert C. Weaver, Jr., the Company's former director, is a trustee. The Company had investigated and concluded that these cancelled shares were issued upon the exercise of the unauthorized stock options granted by William J. Kettle, the Company's former Chairman of the Board Directors and Chief Executive Officer. As a result of this transaction the Company accrued the original $15,500 Robert Weaver paid for the shares and offset this accrued liability against additional paid in capital. Prior to August 31, 2002, Seven Keys obtained a judgment against the Company in the amount of $310,000. Subsequently, the Company has negotiated a settlement with holder of this judgment for $10,000 causing the Company to realize a net gain of $300,000 which was recorded as Other Income in the accompanying financial statements.

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

13. NOTES PAYABLE

     Notes payable consists of the following as of February 28, 2003:

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

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

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

Unsecured note payable to a leasing company in settlement of certain operating lease obligations during fiscal year 2002.
This note was originally non-interest bearing with payments
totaling $610,000, and payments ranging from $10,000 to
$40,000 beginning in June 2002. During fiscal 2002, the
Company did not make the required payments. Accordingly, the interest rate increased to 18% per annum, per the terms of the agreement. As a result of the default the entire amount of
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

Secured line of credit with a financial institution bearing
interest at 10% per annum. This line was agreed to be secured by 1,000,000 shares of the Company common stock owned by the current President. This line was due in September 2001, and no further draws are available to the Company. Based on current ongoing investigations surrounding this arrangement, the
Company has retained outside counsel and consultants to
investigate the substance and propriety of all financial
dealings between the Company and the issuer of this line of
credit and all persons and entities affiliated with it. Due to the fact that the line is fully matured, and no further
advances are available, the Company has presented the entire
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
                                                                    ------------
                                                                    $ 2,150,000
                                                                    ============

Additionally, during the 2nd fiscal quarter 2003, the Company entered into short-term loan agreements with several individuals for a total of $47,000. These notes have a term of between 6 and 12 months bear simple interest at the rate of 11%.

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

14. OTHER INCOME

     During the six months ended February 28, 2003, the Company realized a one-time gain in the amount of $300,000 for settling a judgment in the amount of $310,000 for $10,000.

15. RELATED PARTY TRANSACTIONS

     There were no related party transactions during the six months ended February 28, 2003.

16. SUBSEQUENT EVENTS

     On April 2, 2003, the Company's Board of Directors voted unanimously to increase the number of authorized common shares from 75,000,000 to 150,000,000 shares.

     On April 11, 2003, the Company filed a form S-8; Registration of Securities to be offered to Employees Pursuant to an Employee Benefit Plan in the amount of 10,000,000 shares pursuant to its 2003 Stock Incentive Plan.

     Subsequent to the close of the quarter ended February 28, 2003, Barry Hall resigned as chairman of the Board of Directors of the Company.

     Subsequent to the quarter ending February 28, 2003 the Company issued 3,470,588 shares of common stock to a consultant valued at $29,500 (based on the closing price of the Company's common stock on the date of grant) for consulting services.

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

     The Company's auditors have not reviewed its February 28, 2003 financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

NET SALES

     Net Sales totaled $141,792 for the three months ended February 28, 2003, a $2,441,364 decrease over revenue of $2,583,156 for the three months ended February 28, 2002. The decrease in revenues is primarily due to the Company divesting itself of all of its digital subscriber lines ("DSL").

COST OF SALES

     Cost of sales for the three months ended February 28, 2003 was $37,913, a decrease of $927,719 from $965,632 for the three months ended February 28, 2002. The Company's Internet access costs significantly decreased reflecting the decrease in revenues generated from Broadband Internet Access and associated infrastructure during the three months ended February 28, 2003 as compared to the corresponding period of 2002.

GROSS PROFIT

     Gross profit decreased $1,513,375 to $103,879 for the three months ended February 28, 2003 from $1,617,524 for the three months ended February 28, 2002 and the profit margin increased 14% to 73% for the three months ended February 28, 2003 from 59% for the three months ended February 28, 2002. The decrease in gross profit and the increase in gross profit margin resulted from a significant decrease in revenues generated from the lower margin services (Broadband Internet Access delivered over DSL) and an increase in revenues generated from the higher margin services (managed services including Real Private Networking, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Managed Virtual Private Networking and Professional Services).

SELLING EXPENSE

     Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was $959 for the three months ended February 28, 2003 and $389,651 for the three months ended February 28, 2002, which represents a $388,692 decrease. The decrease is primarily attributable to the Company's desire to focus its available working capital on the reorganization of operations.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was $353,963 for the three months ended February 28, 2003 and $1,360,505 for the three months ended February 28, 2002, which represents a $1,006,542 decrease primarily due to reorganization of operations, the reduction of personnel and the related expenses.

INTEREST EXPENSE

     Interest expense was $342,480 for the three months ended February 28, 2003 and $263,869 for the three months ended February 28, 2002. The increase in interest expense resulted from the higher average interest-bearing borrowing balance during the three months ended February 28, 2003 as compared to the corresponding period in 2002. The higher average borrowing balance is primarily related to the conversion of accounts payable to notes payable pursuant to negotiated settlements with certain creditors.

OTHER INCOME

     During the quarter ending February 28, 2003 the Company recognized a gain of $417,974 on the settlement of accounts payable balances with vendors. Additionally, the company realized a $35,742 gain due to the successful collection of outstanding debt.

NET LOSS

     As a result of the above factors, the Company incurred a net loss for the three-month period ended February 28, 2003 of $139,808 or $0.00 per share compared to a loss of $129,804 or $0.00 per share for the three months ended February 28, 2002.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

NET SALES

     Net Sales totaled $305,418 for the six months ended February 28, 2003, a $4,681,904 decrease over revenue of $4,987,322 for the six months ended February 28, 2002. The decrease in revenues is primarily due to the Company divesting itself of all of its digital subscriber lines ("DSL").

COST OF SALES

     Cost of sales for the six months ended February 28, 2003 was $113,467, a decrease of $2,440,808 from $2,433,275 for the six months ended February 28, 2002. The Company's Internet access costs significantly decreased reflecting the decrease in revenues generated from Broadband Internet Access and associated infrastructure during the six months ended February 28, 2003 as compared to the corresponding period of 2002.

GROSS PROFIT

     Gross profit decreased $2,241,096 to $191,951 for the six months ended February 28, 2003 from $2,433,047 for the six months ended February 28, 2002 and the profit margin increased 14% to 63% for the six months ended February 28, 2003 from 49% for the six months ended February 28, 2002. The decrease in gross profit and the increase in gross profit margin resulted from a significant decrease in revenues generated from the lower margin services (Broadband Internet Access delivered over DSL) and an increase in revenues generated from the higher margin services (managed services including Real Private Networking, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Managed Virtual Private Networking and Professional Services).

SELLING EXPENSE

     Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was $1,943 for the six months ended February 28, 2003 and $779,810 for the six months ended February 28, 2002, which represents a $777,867 decrease. The decrease is primarily attributable to the Company's desire to focus its available working capital on the reorganization of operations.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was $647,169 for the six months ended February 28, 2003 and $2,659,527 for the six months ended February 28, 2002, which represents a $2,012,358 decrease primarily due to reorganization of operations, the reduction of personnel and the related expenses.

INTEREST EXPENSE

     Interest expense was $708,297 for the six months ended February 28, 2003 and $622,520 for the six months ended February 28, 2002. The increase in interest expense resulted from the higher average interest-bearing borrowing balance during the six months ended February 28, 2003 as compared to the corresponding period in 2002. The higher average borrowing balance is primarily related to the conversion of accounts payable to notes payable pursuant to negotiated settlements with certain creditors.

OTHER INCOME

     During the six months ending February 28, 2003 the Company recognized a gain of $1,978,502 on the settlement of accounts payable balances with vendors. Additionally, the company realized a $35,742 gain due to the successful collection of outstanding debt and a $92,000 gain on the sale of assets.

NET PROFIT

     As a result of the above factors, the Company incurred a net profit for the six month period ended February 28, 2003 of $940,787 or $0.01 per share compared to a loss of $1,248,531 or $0.03 per share for the six months ended February 28, 2002.


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

     Cash balance was $970 on February 28, 2003 and $0 on August 31, 2002.

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

     The Company's independent certified public accountants have stated in their report in the Company's Form 10-KSB for the year ended August 31, 2002, that the Company had incurred operating losses in the last two years, had a working capital deficit (including a significant accrued payroll taxes due to under payment of payroll taxes), a significant long-term borrowing balance and a significant stockholders' deficit. The Company's working capital deficit decreased $1,919,091 to $15,558,169 on February 28, 2003 from $17,477,260 on
February 28, 2002 and the stockholders' deficit decreased $1,006,907 to $21,626,326 on February 28, 2003 from $22,633,233 on August 31, 2002. These financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company auditors have not reviewed its February 28, 2003 financial statements.

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

     Several of the Company's creditors have obtained judgments against the Company totaling approximately $2,800,000. Said liabilities have been recorded in accounts or notes payable in the accompanying balance sheet. Several other such matters are pending. The Company has estimated the amounts due under these pending matters in accounts payable.

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

     In the second quarter ended February 28, 2003, the Company entered into settlement agreements with several of its creditors that include mutual releases to avoid further litigation expense. These creditors' claims totaled approximately $450,000 have been settled for approximately $80,000 generally with terms similar to those described above.

     The Company has investigated a matter surrounding certain cash advances made to the Company by the former Vice-Chairman and CEO and a line of credit agreement entered into by the Company under the direction of its former Vice-Chairman and CEO. As a result, the Company filed a lawsuit against him and certain co-conspirators in State Superior Court, alleging, among other things, that the defendants, in attempts to personally and illegally profit from an artificially inflated stock price, colluded with each other to devise a phantom credit line to deceive Myrient's officers, directors and shareholders and to create an illusion that Myrient was in a better financial condition than it really was. By initiating this action, the Company is seeking relief in the form of compensatory, general and special damages as well as punitive damages. There are no assurances that the Company will prevail in this action

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

     In the second quarter ended February 28, 2003 the Company issued 2,666,667 shares of common stock to a consultant valued at $40,000 (based on the closing price of the Company's common stock on the date of grant) which was recorded as consulting expense.

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

                                          Myrient, Inc.

Date: May 27, 2003
                                          by: /s/ BRYAN L. TURBOW
                                          -------------------------------------
                                          Bryan L. Turbow
                                          Director and President/CTO

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

Date:         May 27, 2003                 /s/ Bryan L. Turbow
                                           ----------------------------
                                           Bryan L. Turbow
                                           Director and President/CTO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Myrient, Inc. (the "Company") on Form 10-QSB for the quarter ended February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan L. Turbow, herby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 27, 2003                          /s/ Bryan L. Turbow
                                            -------------------------------
                                            Bryan L. Turbow
                                            Director and President/CTO