Form 10QSB
period 2003-05-31
MYRIENT INC
filed 2003-08-18
CIK 949113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003.

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

As of August 1, 2003 the number of shares of common stock outstanding was 100,861,492.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                  Myrient, Inc.
                           Consolidated Balance Sheet
                                  May 31, 2003
                                   (Unaudited)

ASSETS

Current assets:
     Cash                                                                           9,113
     Accounts receivable, net of allowance for doubtful accounts of
       approximately $105,899                                                  $   12,108
                                                                              ------------
         Total current assets                                                      21,221

Property and equipment, net of accumulated depreciation of $247,465                37,175
Deposits and other assets                                                              50
                                                                             -------------

         Total assets                                                         $    58,446
                                                                             =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                                 $ 3,970,882
     Line of credit borrowings                                                    500,000
     Current portion of notes payable                                           6,726,561
     Convertible note payable                                                     875,000
     Accrued payroll and related liabilities                                    1,657,923
     Accrued interest payable                                                   2,098,707
     Current portion of capital lease obligations                                 116,929
                                                                             -------------
         Total current liabilities                                             15,946,002

Related party loans and notes payable                                           6,135,964
                                                                             -------------

         Total liabilities                                                     22,081,966
                                                                             -------------

Stockholders' deficit:
     Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares
       issued and outstanding                                                          --
     Common stock, $0.01 par value; 150,000,000 shares authorized, 80,361,942
       shares issued and outstanding                                               80,363
     Additional paid-in capital                                                18,664,965
     Subscription Receivable                                                      (30,000)
     Accumulated deficit                                                      (40,738,848)
                                                                             -------------
         Total stockholders' deficit                                          (22,023,520)
                                                                             -------------

         Total liabilities and stockholders' deficit                         $     58,446
                                                                             =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                        1


                                       Myrient, Inc.
                           Consolidated Statements of Operations
                                        (Unaudited)

                                                                Nine Months Ended May 31,
                                                                 2003             2002
                                                            -------------   -------------
Net sales                                                    $    403,389   $  7,530,889
Cost of sales                                                     144,623      2,851,855
                                                            -------------   -------------

         Gross profit                                             258,766      4,679,034
                                                            -------------   -------------

Operating expenses:
     General and administrative                                   872,369      6,045,786
     Selling                                                        2,173      1,420,114
     Loss on impairment of fixed assets                                        1,260,257
     Settlement Expense                                                          502,496
     Research and development                                          --        719,289
                                                            -------------   -------------

         Total operating expenses                                 874,541      9,947,942
                                                            -------------   -------------

Operating loss                                                   (615,775)    (5,268,908)

Other income (expense):
     Gain on outstanding collections and adjustments               61,169        475,000
     Gain on settlement of debt and other obligations           1,978,502      1,059,528
     Gain on sale of assets                                        92,000             --
     Loss on disposal of fixed assets                                  --       (159,333)
     Interest expense, net                                     (1,050,777)      (936,221)
                                                            -------------   -------------

         Total other income (expense)                           1,080,894        438,974
                                                            -------------   -------------

Net Income (loss)                                                 465,119     (4,829,934)
                                                             =============  =============

Net Income available to common stockholder per common share:
     Income                                                    $     0.01    $     (0.10)
                                                             -------------  -------------

     Basic and diluted                                       $       0.01    $     (0.10)
                                                             =============   ============

     Basic and diluted weighted average shares outstanding     75,237,997      49,603,888
                                                             =============   ============

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                             2


                                        Myrient, Inc.
                            Consolidated Statements of Operations
                                         (Unaudited)

                                                                Three Months Ended May 31,
                                                                   2003             2002
                                                               -------------   -------------
Net sales                                                      $     97,971    $  2,543,567
Cost of sales                                                        31,156         297,580
                                                               -------------   -------------
         Gross profit                                                66,815       2,245,987
                                                               -------------   -------------

Operating expenses:
     General and administrative                                     225,200       3,385,719
     Selling                                                            230         640,304
     Settlement Expense                                                  --              --
     Loss on impairment                                                  --       1,260,257
     Research and development                                            --         267,387
                                                               -------------   -------------

         Total operating expenses                                   225,430       5,553,667
                                                               -------------   -------------

Operating loss                                                     (158,615)     (3,307,680)

Other income (expense):
     Gain on outstanding collections and adjustments                 25,427              --
     Gain on settlement of debt and other obligations                    --          39,978
     Loss on disposal of fixed assets                                    --              --
     Interest expense, net                                         (342,480)       (313,701)
                                                               -------------   -------------

         Total other income (expense)                              (317,053)       (273,723)
                                                               -------------   -------------

Net Income (loss)                                                  (475,668)     (3,581,403)
                                                               =============   =============

Net Income available to common stockholder per common share:
     Income                                                    $      (0.01)   $      (0.07)
                                                               -------------   -------------

     Basic and diluted                                         $      (0.01)   $      (0.07)
                                                               =============   =============

     Basic and diluted weighted average shares outstanding       76,294,281      53,125,559
                                                               =============   =============

                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                              3


                                        Myrient, Inc.
                            Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                                  Nine Months Ended May 31,
                                                                 ---------------------------
                                                                    2003            2002
                                                                 ------------   ------------
Cash flows from operating activities:
     Net profit (loss)                                           $   465,119    $(4,829,934)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Gain on extinguishment of debt and other income                  --     (1,059,528)
         Bad debt expense                                             (6,126)     3,672,127
         Impairment                                                       --      1,260,257
         Depreciation                                                 14,015        616,575
         Vesting of previously issued options and warrants                --         12,027
         Estimated fair market value of stock, options and
         warrants issued for salaries and services, net              122,450        399,591
         Loss on disposal of fixed assets                                 --        159,333
         Non-cash portion of cost of sales                                --        281,918
         Non-cash portion of settlement expense                           --        469,196
         Changes in operating assets and liabilities:
              Accounts receivable                                     31,619     (3,590,701)
              Other assets                                               400         27,959
              Accounts payable and accrued liabilities            (1,822,442)     1,245,057
              Accrued payroll and related liabilities                 97,017         45,280
              Accrued interest payable                             1,050,587        820,099
                                                                 ------------   ------------

     Net cash provided by (used in) operating activities             (47,361)      (470,744)
                                                                 ------------   ------------

Cash flows from investing activities:
     Purchases of property and equipment                               8,500       (152,332)
     Capitalized computer software development cost                       --       (203,976)
                                                                 ------------   ------------

     Net cash used in investing activities                             8,500       (356,308)
                                                                 ------------   ------------

Cash flows from financing activities:
     Principal repayments on notes payable                                --        (51,000)
     Principal repayment on related party notes payable                8,341        (24,639)
     Repayment on capitalized leased obligations                          --        (55,512)
     Proceeds from short term loans                                   47,000             --
     Proceeds from related party notes payable                        (6,397)       597,905
     Proceeds from sale of common stock and options                       --        176,800
                                                                 ------------   ------------

     Net cash provided by financing activities                        48,944        643,554
                                                                 ------------   ------------

Net change in  cash                                                   10,083       (183,498)

Cash at beginning of period                                              970        183,498
                                                                 ------------   ------------

Cash at end of period                                            $     9,113    $        --
                                                                 ============   ============

                                              4


                                  Myrient, Inc.
                      Consolidated Statements of Cash Flows - Continued
                                   (Unaudited)

                                                              Nine Months Ended May 31,
                                                            ---------------------------
                                                                2003             2002
                                                            -----------     -----------

Supplemental cash flow disclosures:
     Cash paid during the period for interest               $       --      $  116,100
                                                            ===========     ===========
     Cash paid during the period for income taxes           $       --      $    --
                                                            ===========     ===========


Supplemental disclosure of non-cash investing and financing activities: See footnotes for non-cash investing and financing activities during the nine months ended May 31, 2003.

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

     Operating results for the quarter ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending August 31, 2003. Our auditors have not reviewed the May 31, 2003 financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2002.

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

     The Company had been developing certain computer software projects since the third quarter of the fiscal year 2001 and incurred research and development cost in the prior year. The adoption of SOP 98-1 in the prior year did not have a material impact on the Company's results of operations, financial position or cash flows for the year. The Company did not incur research & development costs during the quarter ended May 31, 2003.

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

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

3. IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At May 31, 2003, management determined that none of the Company's remaining long-lived asset were subject to impairment.

4. LOSS PER SHARE

     The Company has adopted Statement of Accounting of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share." Under SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Stock options and warrants outstanding on May 31, 2003 and 2002 are not considered common stock equivalents, as the affect on net loss per share would be anti-dilutive.

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

    On April 30, 2002, the FASB issued Statement 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145 as of the beginning of the previous fiscal year, and accordingly, reflected all gains on debt extinguishments during the fiscal year (totaling $1,978,502) as other income instead of extraordinary in the accompanying statements of operations.

11. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of May 31, 2003 the Company has negative working capital of approximately $15,946,002, is in default on substantially all notes payable, and has a stockholders' deficit of approximately $22,023,521.

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

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

In the third quarter ended May 31, 2003 the Company issued 3,470,588 shares of common stock to a consultant valued at $29,500 (based on the closing price of the Company's common stock on the date of grant) which was recorded as consulting expense.

In the third quarter ended May 31, 2003 the Company issued 1,500,000 shares of common stock to an attorney valued at $15,000 (based on the closing price of the Company's common stock on the date of grant) which was recorded as legal fees.

In the third quarter ended May 31, 2003 the Company issued 3,400,000 shares of common stock to a several individuals valued at $34,000 (based on the closing price of the Company's common stock on the date of grant) which was recorded as service expense.

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

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

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

13. NOTES PAYABLE

    Notes payable consists of the following as of May 31, 2003:

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

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

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

                                  Myrient, Inc.
                   Notes to Consolidated Financial Statements

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
                                                                    ------------
                                                                     $ 2,150,000
                                                                    ============

Additionally, during the third fiscal quarter 2003, the Company entered into short-term loan agreements with several individuals for a total of $47,000. These notes have a term of between 6 and 12 months bear simple interest at the rate of 11%.

14. OTHER INCOME

     During the nine months ended May 31, 2003, the Company realized a one-time gain in the amount of $300,000 for settling a judgment in the amount of $310,000 for $10,000.

15. RELATED PARTY TRANSACTIONS

There were no related party transactions during the nine months ended May 31, 2003.

16. RESIGNATION OF BOARD MEMBER

During the third fiscal quarter ended May 31, 2003, Barry Hall resigned as chairman of the Board of Directors of the Company.

16. SUBSEQUENT EVENTS

Pending Foreclosure by Bank

Subsequent to the end of the third fiscal quarter ended May 31, 2003, the Company has been notified by the holder of its primary line of credit bank that it intends to foreclose on the collateral for its defaulted notes. The obligation to repay the notes is secured by all the assets of the Company including intellectual property and all accounts receivable. The Company has been unable to repay the notes and has been advised by the holder that it intends to exercise its rights in respect of the security interest the holder has pursuant to the terms of the California Uniform Commercial Code and all other applicable law and equitable principles.

In order to minimize its potential liability from customers, the Company has referred its hosting customers to a qualified alternative provider that can provide uninterrupted hosting services at the same price and terms. The Company has agreed to provide technical assistance to this alternate provider for a fee.

As a result of the foregoing, the Company has ceased its business operations and terminated all remaining full-time employees. The Company continues to employ professionals and former employees on an hourly consulting basis for the purposes of maintaining the Company's required financial functions including the preparation of its quarterly and annual SEC filings, and to pursue the reduction of the Company's liabilities through negotiations with its creditors.

Settlement with former CEO and Vice-Chairman

As was previously disclosed, most recently in Part II, Item 1 and in the related Notes to the Company's Financial Statements in the Company's Form 10QSB (for the quarter ended February 28, 2003) filed May 30, 2003, the Company was a party to several lawsuits (the "Matter") involving Myrient, its former CEO and Vice-Chairman Toan V. Dinh ("Dinh") and various other parties (the parties to the Matter shall hereinafter be collectively referred to as the "Parties" and individually as a "Party").

On June 20, 2003, the Parties to the Matter executed a Settlement and Release Agreement ("Agreement").

With respect to the Agreement, it is relevant that: (i) the Agreement provides for the dismissal, with prejudice, of all lawsuits, counter-claims and cross-claims related to the Matter, by and between the Parties to the Matter;
(ii) the voluntary cancellation of approximately 3 million common shares and any and all stock options owned by a Party to the Matter; (iii) the cancellation of all outstanding promissory notes owed by Myrient in favor of a Party to the Matter; (iv) the assumption by a Party to the Matter (other than Myrient) of all responsibility to satisfy a judgment valued at more than USD $700,000.00**; and
(v) the cancellation and reversal of all obligations (the principal amount of which was more than USD $1,370,000.00) owed by Myrient, and partially guaranteed by Mr. Turbow, Myrient's President, in favor of two Parties to the Matter.

The aforementioned judgment liability and related accrued interest and expenses will not be canceled and reversed until after the judgment has been satisfied pursuant to the Agreement.

Subsequent to the end third quarter ended May 31, 2003 the Company agreed to issue 7,500,000 shares of common stock to the company's President valued at $7,500 (based on the closing price of the Company's common stock on the date of grant) which was recorded as a one time executive compensation expense.

Subsequent to the end third quarter ended May 31, 2003 the Company issued 10,000,000 shares of common stock to a consultant valued at $10,000 (based on the closing price of the Company's common stock on the date of grant) which was recorded as consulting expense.

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

The Company's auditors have not reviewed its May 31, 2003 financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 2003 AND 2002

NET SALES

         Net Sales totaled $97,971 for the three months ended May 31, 2003, a $2,445,596 decrease over revenue of $2,543,567 for the three months ended May 31, 2002. The decrease in revenues is primarily due to the Company divesting itself of all of its digital subscriber lines ("DSL").

COST OF SALES

         Cost of sales for the three months ended May 31, 2003 was $31,156, a decrease of $266,424 from $297,580 for the three months ended May 31, 2002. The Company's Internet access costs significantly decreased reflecting the decrease in revenues generated from Broadband Internet Access and associated infrastructure during the three months ended May 31, 2003 as compared to the corresponding period of 2002.

GROSS PROFIT

         Gross profit decreased $2,179,172 to $66,815 for the three months ended May 31, 2003 from $2,245,987 for the three months ended May 31, 2002. The decrease in gross profit resulted from a significant decrease in revenues generated from the lower margin services (Broadband Internet Access delivered over DSL) and an increase in revenues generated from the higher margin services (managed services including Real Private Networking, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Managed Virtual Private Networking and Professional Services).

SELLING EXPENSE

         Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was $230 for the three months ended May 31, 2003 and $640,304 for the three months ended May 31, 2002, which represents a $640,074 decrease. The decrease is primarily attributable to the Company's desire to focus its available working capital on the reorganization of operations.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was $225,200 for the three months ended May 31, 2003 and $3,385,719 for the three months ended May 31, 2002, which represents a $3,160,519 decrease primarily due to reorganization of operations, the reduction of personnel and the related expenses.

INTEREST EXPENSE

         Interest expense was $342,480 for the three months ended May 31, 2003 and $313,701 for the three months ended May 31, 2002. The increase in interest expense resulted from the higher average interest-bearing borrowing balance during the three months ended May 31, 2003 as compared to the corresponding period in 2002. The higher average borrowing balance is primarily related to the conversion of accounts payable to notes payable pursuant to negotiated settlements with certain creditors.

OTHER INCOME

           During the quarter ending May 31, 2003 the Company recognized a gain of $25,427 gain due to the successful collection of outstanding debt.

NET LOSS

         As a result of the above factors, the Company incurred a net loss for the three-month period ended May 31, 2003 of $475,668 or $0.01 per share compared to a loss of $3,581,403 or $0.07 per share for the three months ended May 31, 2002.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2003 AND 2002

NET SALES

         Net Sales totaled $403,389 for the nine months ended May 31, 2003, a $7,127,500 decrease over revenue of $7,530,889 for the nine months ended May 31, 2002. The decrease in revenues is primarily due to the Company divesting itself of all of its digital subscriber lines ("DSL").

COST OF SALES

         Cost of sales for the nine months ended May 31, 2003 was $144,623, a decrease of $2,707,232 from $2,851,855 for the nine months ended May 31, 2002. The Company's Internet access costs significantly decreased reflecting the decrease in revenues generated from Broadband Internet Access and associated infrastructure during the nine months ended May 31, 2003 as compared to the corresponding period of 2002.

GROSS PROFIT

         Gross profit decreased $4,420,268 to $258,766 for the nine months ended May 31, 2003 from $4,679,034 for the nine months ended May 31, 2002. The decrease in gross profit resulted from a significant decrease in revenues generated from the lower margin services (Broadband Internet Access delivered over DSL) and an increase in revenues generated from the higher margin services (managed services including Real Private Networking, Internet and Intranet based Web Hosting, Hosted Application Services, Intelligent Routing and Content Delivery Services, Managed Virtual Private Networking and Professional Services).

SELLING EXPENSE

         Selling expense consists primarily of personnel expenses, including salary and commissions, and costs for customer support functions. Marketing and sales expense was $2,173 for the nine months ended May 31, 2003 and $1,420,114 for the nine months ended May 31, 2002, which represents a $1,417,941 decrease. The decrease is primarily attributable to the Company's desire to focus its available working capital on the reorganization of operations.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense consists primarily of personnel expense, rent and professional fees. General and administrative expense was $872,369 for the nine months ended May 31, 2003 and $6,045,786 for the nine months ended May 31, 2002, which represents a $5,173,417 decrease primarily due to reorganization of operations, the reduction of personnel and the related expenses.

INTEREST EXPENSE

         Interest expense was $1,050,777 for the nine months ended May 31, 2003 and $936,221 for the nine months ended May 31, 2002. The increase in interest expense resulted from the higher average interest-bearing borrowing balance during the nine months ended May 31, 2003 as compared to the corresponding period in 2002. The higher average borrowing balance is primarily related to the conversion of accounts payable to notes payable pursuant to negotiated settlements with certain creditors.

OTHER INCOME

         During the nine months ending May 31, 2003 the Company recognized a gain of $1,978,502 on the settlement of accounts payable balances with vendors. Additionally, the company realized a $61,169 gain due to the successful collection of outstanding debt and a $92,000 gain on the sale of assets.

NET PROFIT

         As a result of the above factors, the Company incurred a net profit for the nine month period ended May 31, 2003 of $465,119 or $0.01 per share compared to a loss of $4,829,934 or $0.12 per share for the nine months ended May 31, 2002.

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

     Cash balance was $9,113 on May 31, 2003 and $0 on August 31, 2002.

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

     The Company's independent certified public accountants have stated in their report in the Company's Form 10-KSB for the year ended August 31, 2002, that the Company had incurred operating losses in the last two years, had a working capital deficit (including a significant accrued payroll taxes due to under payment of payroll taxes), a significant long-term borrowing balance and a significant stockholders' deficit. The Company's working capital deficit was $15,946,002 on May 31, 2003 and the stockholders' deficit was $22,023,521 on May 31, 2003. These financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company auditors have not reviewed its May 31, 2003 financial statements.

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

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

On April 2, 2003, the Company's Board of Directors voted unanimously to increase the number of authorized common shares from 75,000,000 to 150,000,000 shares.

On April 11, 2003, the Company filed a form S-8; Registration of Securities to be offered to Employees Pursuant to an Employee Benefit Plan in the amount of 10,000,000 shares pursuant to its 2003 Stock Incentive Plan.

In the third quarter ended May 31, 2003 the Company issued 3,470,588 shares of common stock to a consultant valued at $29,500 (based on the closing price of the Company's common stock on the date of grant) which was recorded as consulting expense.

In the third quarter ended May 31, 2003 the Company issued 1,500,000 shares of common stock to an attorney valued at $15,000 (based on the closing price of the Company's common stock on the date of grant) which was recorded as legal fees.

In the third quarter ended May 31, 2003 the Company issued 3,400,000 shares of common stock to a several individuals valued at $34,000 (based on the closing price of the Company's common stock on the date of grant) which was recorded as service expense.

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

           None.

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)      Exhibits

                    None.

           (b) Reports on Form 8-K

            The company filed a report on form 8-K on June 27, 2003 reporting that the holder of its primary line of credit notified the company that it intends to foreclose on the assets of the company, resulting in the company ceasing its business operations, that the Company has reached settlements with its former CEO and Vice-Chairman regarding several lawsuits, and a correction of an error on its financial statements within the Form 10QSB for the quarter ended February 28, 2003.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Myrient, Inc.

Date: August 13, 2003
                                          by: /s/ BRYAN L. TURBOW
                                          -------------------------------------
                                          Bryan L. Turbow
                                          Director and President/CTO

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

Date:         August 13, 2003                 /s/ Bryan L. Turbow
                                           ----------------------------
                                           Bryan L. Turbow
                                           Director and President/CTO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Myrient, Inc. (the "Company") on Form 10-QSB for the quarter ended May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan L. Turbow, herby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 13, 2003                          /s/ Bryan L. Turbow
                                            -------------------------------
                                            Bryan L. Turbow
                                            Director and President/CTO